Form 10QSB
period 2000-06-30
FIRST SHARES BANCORP INC
filed 2000-08-14
CIK 1107257

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___.

Commission file number 0-29837

                           FIRST SHARES BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

         INDIANA                                           35-1948962
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

996 South State Road 135, Greenwood, IN                46143
(Address of principal executive offices)               (Zip Code)

                                 (317) 882-4790
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1994 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ( ) No ( X )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                             Outstanding at August 14, 2000
Common Stock, with $.01 par                                       664,512 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      INDEX
                                                                            Page

     Consolidated Balance Sheets - June 30, 2000 and December 31, 1999        3

     Consolidated Statements of Operations and Comprehensive Loss --
     Six Months Ended June 30, 2000 and 1999                                  4

     Consolidate Statements of Operations and Comprehensive Loss --
     Three Months Ended June 30, 2000 and 1999                                5

     Consolidated Statements of Cash Flows - Six Months Ended
     June 30, 2000 and 1999                                                   6

     Notes to Consolidated Financial Statements - June 30, 2000               7

                           FIRST SHARES BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                   (Unaudited)
                                                                     June 30,   December 31,
                                                                       2000         1999
                                                                       ----         ----
ASSETS
Cash and due from banks                                             $   6,410    $   2,460
Interest-bearing deposits                                               1,100          100
Federal funds sold                                                          -           89
                                                                    ---------    ---------
     Cash and cash equivalents                                          7,510        2,649
Securities available for sale (at market)                              17,881       16,875
Securities held to maturity (market values of
  $604 and $616 in 2000 and 1999)                                         605          617
FHLB stock, at cost                                                       670          129
Loans held for sale                                                       710          601
Loans                                                                  68,214       45,545
     Less:  Allowance for loan losses                                    (763)        (549)
                                                                    ---------    ---------
         Loans, net                                                    67,451       44,996

Premises and equipment, net                                             1,936        1,696
Intangible assets, net                                                    185          206
Cash surrender value of life insurance                                  2,137          438
Accrued interest receivable and other assets                            1,321          463
                                                                    ---------    ---------

                                                                    $ 100,406    $  68,670
                                                                    =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Noninterest-bearing deposits                                   $   9,249    $   6,990
     Interest-bearing deposits                                         70,328       55,997
                                                                    ---------    ---------
         Total deposits                                                79,577       62,987
     Federal funds purchased                                            1,400            -
     Federal Home Loan Bank advances                                   13,400          800
     Note Payable                                                       1,750            -
     Accrued interest payable and other liabilities                       465          286
                                                                    ---------    ---------
                                                                       96,592       64,073

Shareholders' equity
     Common stock, $.01 par value:  10,000,000 shares authorized,
       664,512 shares issued and outstanding                                7            7
     Additional paid in capital                                         1,993        1,988
     Retained earnings                                                  2,014        2,749
     Accumulated other comprehensive loss                                (200)        (147)
                                                                    ---------    ---------
                                                                        3,814        4,597
                                                                    ---------    ---------

                                                                    $ 100,406    $  68,670
                                                                    =========    =========



--------------------------------------------------------------------------------
                             See accompanying notes.
                                                                              3.

                           FIRST SHARES BANCORP, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    Six months ended June 30, 2000 and 1999
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


                                                        2000       1999
                                                        ----       ----
Interest income
    Loans, including related fees                     $ 2,666    $ 1,294
    Taxable securities                                    555        212
    Nontaxable securities                                  26         51
    Other                                                  51         57
                                                      -------    -------
       Total Interest Income                            3,298      1,614

Interest expense
    Deposits                                            1,794        743
    Other                                                  68          -
                                                      -------    -------
       Total Interest Expense                           1,862        743

NET INTEREST INCOME                                     1,436        871

Provision for loan losses                                 290         18
                                                      -------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     1,146        853

Noninterest income
    Service charges on deposit accounts                    79         55
    Other                                                 150         49
                                                      -------    -------
       Total Noninterest Income                           229        104

Noninterest expenses
    Salaries and employee benefits                      1,173        579
    Occupancy                                             194         48
    Equipment and data processing                         203        102
    Legal/Accounting/Professional Services                 42         34
    Core deposit amortization                              22         22
    Postage                                                35         15
    Advertising                                            74         14
    Stationary and office supplies                         65         19
    Telephone                                              67         21
    Committee and director fees                            23         28
    Other                                                 213        112
                                                      -------    -------
       Total Noninterest Expense                        2,111        994
                                                      -------    -------

INCOME (LOSS) BEFORE INCOME TAXES                        (736)       (37)

Income tax expense (benefit)                                -        (13)
                                                      -------    -------

NET INCOME (LOSS)                                     $  (736)   $   (24)
                                                      =======    =======

Comprehensive Loss                                    $  (789)   $  (122)
                                                      =======    =======

Per share data
    Earnings/(loss) per share                         $ (1.11)   $  (.04)
    Earnings/(loss) per share, assuming dilution        (1.11)      (.04)




--------------------------------------------------------------------------------
                             See accompanying notes.
                                                                              4.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   Three months ended June 30, 2000 and 1999
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


                                                        2000       1999
                                                        ----       ----
Interest income
    Loans, including related fees                     $ 1,498    $   661
    Taxable securities                                    311        106
    Nontaxable securities                                  13         24
    Other                                                  20         37
                                                      -------    -------
       Total Interest Income                            1,842        828

Interest expense
    Deposits                                              994        384
    Other                                                  51          -
                                                      -------    -------
       Total Interest Expense                           1,045        384

NET INTEREST INCOME                                       797        444

Provision for loan losses                                 170          9
                                                      -------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       627        435

Noninterest income
    Service charges on deposit accounts                    36         29
    Other                                                 108         37
                                                      -------    -------
       Total Noninterest Income                           144         66

Noninterest expenses
    Salaries and employee benefits                        609        377
    Occupancy                                              98         28
    Equipment and data processing                         119         59
    Legal/Accounting/Professional Services                 21         19
    Core deposit amortization                              12         11
    Postage                                                20         10
    Advertising                                            43         10
    Stationary and office supplies                         33         14
    Telephone                                              28         13
    Committee and director fees                            12         16
    Other                                                 114         68
                                                      -------    -------
       Total Noninterest Expense                        1,109        625
                                                      -------    -------

INCOME (LOSS) BEFORE INCOME TAXES                        (338)      (124)

Income tax expense (benefit)                                -        (49)
                                                      -------    -------

NET INCOME (LOSS)                                     $  (338)   $   (75)
                                                      =======    =======

Comprehensive Loss                                    $  (327)   $  (146)
                                                      =======    =======

Per share data
    Earnings/(loss) per share                         $  (.51)   $  (.11)
    Earnings/(loss) per share, assuming dilution         (.51)      (.11)


--------------------------------------------------------------------------------
                             See accompanying notes.
                                                                              5.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 2000 and 1999
                                   (Unaudited)
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------


                                                                 2000        1999
                                                                 ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                         $   (736)   $    (24)
    Adjustments to reconcile net income (loss)
      to net cash from operating activities:
       Depreciation and amortization                               158          61
       Provision for loan losses                                   290          18
       Stock option compensation expense                             5           6
       Discount (accretion) and premium amortization               (31)         (4)
       Amortization of intangible asset                              2          22
       Changes in assets and liabilities:
          Loans held for sale                                     (109)       (184)
          Interest receivable and other assets                  (2,523)        (65)
          Interest payable and other liabilities                   179          50
                                                              --------    --------
       Net cash from operating activities                       (2,745)       (120)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales and maturities of securities
      available for sale                                        10,317       1,360
    Proceeds from maturities of securities held to maturity         11         630
    Purchases of securities available for sale                 (11,378)     (2,644)
    Purchase of FHLB stock                                        (541)         (3)
    Loans made to customers net of payments received           (22,745)     (3,510)
    Premises and equipment purchases                              (398)       (318)
                                                              --------    --------
       Net cash from investing activities                      (24,734)     (4,485)

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in deposit accounts                                  16,590       4,604
    Proceeds from Federal Home Loan Bank advances               12,600           -
    Federal Funds Purchased                                      1,400           -
    Proceeds from Note Payable                                   1,750           -
    Dividends paid                                                   -         (55)
    Issuance of common stock                                         -         997
    Net purchase/reissue of treasury stock                           -         (23)
                                                              --------    --------
       Net cash from financing activities                       32,340       5,523
                                                              --------    --------

Net change in cash and cash equivalents                          4,861         918

Cash and cash equivalents at beginning of year                   2,649       4,674
                                                              --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  7,510    $  5,592
                                                              ========    ========

Supplemental disclosures of cash flow information
    Cash paid during the year for:
       Interest                                               $  1,846    $    745
       Income taxes                                                  -          24



--------------------------------------------------------------------------------
                             See accompanying notes.
                                                                              6.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2000
              (Dollar amounts in thousands, except per share data)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of First Shares Bancorp, Inc. (the Company) and its wholly owned subsidiary, First Bank (the Bank). The significant accounting policies followed for interim financial reporting are consistent with the policies followed for annual reporting. The consolidated interim financial statements have been prepared according to Generally Accepted Accounting Principles and in accordance with the instructions for Form 10-QSB. The interim statements may not include all information and footnotes normally disclosed for the full annual financial statements. It is the opinion of management that all adjustments necessary for a fair presentation of the results for the reporting period have been included in the accompanying unaudited consolidated financial statements and all adjustments are of a normal recurring nature. Certain prior period information may be reclassified to conform to the 2000 presentation.


NOTE 2 - SECURITIES

The amortized cost and fair values of securities at June 30, 2000 and December 31, 1999 are as follows:


                                      ------------------------June 30, 2000-------------------------
                                                           Gross           Gross
                                        Amortized       Unrealized       Unrealized         Fair
                                          Cost             Gains           Losses           Value
                                          ----             -----           ------           -----
AVAILABLE FOR SALE
------------------
U.S. Treasury and government
  agency securities                   $     15,901     $          -    $       (241)    $     15,660
Obligations of states and
  political subdivisions                       739                -             (42)             697
Other securities                               881                -             (30)             851
Mortgage backed securities                     691                -             (18)             673
                                      ------------     ------------    ------------     ------------

                                      $     18,212     $          -    $       (331)    $     17,881
                                      ============     ============    ============     ============

HELD TO MATURITY
----------------
U.S. Treasury and government
  agency securities                   $        250     $          -    $         (1)    $        249
Obligations of states and
  political subdivisions                       355                -               -              355
Mortgage backed securities                       -                -               -                -
                                      ------------     ------------    ------------     ------------

                                      $        605     $          -    $         (1)    $        604
                                      ============     ============    ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2000


NOTE 2 - SECURITIES (Continued)

                                                     ----------------------December 31, 1999 ----------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized       Unrealized         Fair
                                                         Cost             Gains           Losses           Value
                                                         ----             -----           ------           -----
AVAILABLE FOR SALE
------------------
U.S. Treasury and government
  agency securities                                  $      7,270     $          -    $       (151)    $      7,119
Obligations of states and
  political subdivisions                                      749                -             (41)             708
Other securities                                            8,336                3             (32)           8,307
Mortgage backed securities                                    763                -             (22)             741
                                                     ------------     ------------    -------------    ------------

                                                     $     17,118     $          3    $       (246)    $     16,875
                                                     ============     ============    ============     ============

HELD TO MATURITY
----------------
U.S. Treasury and government
  agency securities                                  $        251     $          -    $         (3)    $        248
Obligations of states and
  political subdivisions                                      355                2               -              357
Mortgage backed securities                                     11                -               -               11
                                                     ------------     ------------    ------------     ------------

                                                     $        617     $          2    $         (3)    $        616
                                                     ============     ============    ============     ============


NOTE 3 - LOANS

Total loans are comprised of the following:

                                                                                    June 30,      December 31,
                                                                                      2000            1999
                                                                                      ----            ----
     Commercial                                                                   $     14,426    $     10,917
     Commercial Real Estate                                                              6,011           5,566
     Residential Real Estate                                                            19,031          13,779
     Construction                                                                        8,242           4,921
     Consumer                                                                           20,504          10,362
                                                                                  ------------    ------------

                                                                                  $     68,214    $     45,545
                                                                                  ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2000


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

                                                                                    June 30,        June 30,
                                                                                      2000            1999
                                                                                      ----            ----
     Balance, January 1                                                           $        549    $        346
     Provision charged to operations                                                       290              18
     Loans charged off                                                                     (92)             (7)
     Recoveries                                                                             16              52
                                                                                  ------------    ------------

     Balance, June 30                                                             $        763    $        409
                                                                                  ============    ============


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

                                                                                    June 30,       December 31,
                                                                                      2000             1999
                                                                                      ----             ----
     Land                                                                         $         26    $         26
     Buildings and improvements                                                            615             540
     Leasehold improvements                                                                573             466
     Furniture and equipment                                                             1,723           1,507
                                                                                  ------------    ------------
         Total                                                                           2,937           2,539
     Accumulated depreciation                                                           (1,001)           (843)
                                                                                  ------------    ------------
                                                                                  $      1,936    $      1,696
                                                                                  ============    ============


NOTE 6 - BORROWINGS

The Bank has advances from the Federal Home Loan Bank. The advances at June 30, 2000 have variable interest rates ranging from 6.08% to 6.90% with maturity dates ranging from July 6, 2000 to September 10, 2001. The advances are collateralized by eligible securities and first mortgage loans under a blanket lien arrangement.

During the second quarter of 2000, the Company obtained a $2,000 line of credit which had an outstanding balance of $1,750 at quarter end. The line has a maturity date of June 30, 2001 and a variable interest rate, which was 9.00% at quarter end.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2000


NOTE 7 - EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is the same as basic, as outstanding stock options are currently anti-dilutive.

                                                  June 30,       June 30,
                                                    2000           1999
                                                    ----           ----
     EARNINGS (LOSS) PER SHARE
         Net income (loss)                       $     (736)   $      (24)
                                                 ==========    ===========

         Weighted average shares
           outstanding                              664,512       589,206
                                                 ==========    ==========

              EARNINGS (LOSS) PER SHARE          $    (1.11)   $     (.04)
                                                 ==========    ==========



NOTE 8 - BRANCH ACQUISITION

During February 2000, the Bank signed a definitive agreement to acquire a branch located in Nashville, Indiana. Under the terms of the agreement, the Bank will acquire the deposits totaling approximately $14,000, selected loans totaling approximately $5,500, and all physical facilities. Intangibles associated with this purchase will be approximately $1,200. Consummation of the transaction is subject to regulatory approval. See discussion under the Capital section in Management's Discussion and Analysis regarding regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of First Shares to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

RESULTS OF OPERATIONS FOR THE QUARTERS AND PERIODS ENDED JUNE 30, 2000 AND 1999

Net Income

During the first half of 2000, we have continued focusing on growth as outlined in our strategic plan. Banking offices total six, with the opening of the Bargersville location in January 2000.

Growth and expansion opportunities have had an adverse impact on profits in the short term, with a net loss of $(736,000) or $(1.11) per share for the 6 months ended 2000 compared to a net loss of $(24,000) or $(.04) per share for the same six months in 1999. Return on average assets (ROA) for 2000 was (1.77)% compared to (.11)% for 1999 on an annualized basis, while return on average equity (ROE) was (35.26)% compared to (1.01)% for the same period last year, also on an annualized basis.


Net Interest Income

Net interest income is the difference between interest and fees realized on interest earning assets and interest paid on interest bearing liabilities. The net interest margin is this difference expressed as a percentage of average earning assets.

For the first half of 2000, net interest income totaled $1.4 million, representing a $565,000 or 64.9% increase over the first half of 1999. This increase in net interest margin is the result of our continued growth in earning assets, as we expanded our branch network into new markets and continued to gain market share in existing markets. Interest income through June 30, 2000 was $3.3 million, compared to $1.6 million in 1999, an increase of $1.7 million or more than double from last year.

While modest growth has occurred in the investment portfolio from June 30, 1999 to June 30, 2000, most of the improvement in interest income is attributed to growth in the loan portfolio. Average investments, including securities and federal funds sold, were $19.4 million in 2000, up by $6.3 million from 1999's $13.0 million level, an increase of 48.6%. The average loan balance showed even stronger growth, increasing from $27.8 million in 1999 to $57.0 million in 2000, an increase of $29.2 million or 105.0 %. The increased volume of earning assets has been the key contributor to growth in interest income, although average yields, on a fully tax equivalent basis, increased moderately, rising to 8.68% in 2000 from 8.04% in 1999. This represents an improvement over first quarter 2000 results as well, when the tax equivalent average yield was 8.44%.

Interest expense reflects similar growth trends, with deposits and other borrowings funding asset growth. Interest expense for 2000 increased $1.1 million, or 150.5%, compared to 1999.

The increase is volume driven, as average deposits increased, in nearly all categories, by a total of $33.5 million, or 100.7%, compared to 1999. Time deposits increased the most, with the average balance rising by $27.8 million. The average cost of interest bearing deposits reflects the current increases in interest rates made by the Federal Reserve Bank, and was 5.34% in the first six months of 2000 compared to 4.48% in the first six months of 1999.

The effect of the cost of liabilities rising faster than the yield on earning assets was a tightening of the net interest margin. Through June 30, 2000, the net interest margin was 3.80%, compared to 4.38% for the first six months of 1999. A portion of this margin compression can be attributed to growth. During the year 2000, to date, average noninterest bearing liabilities and equity supported 16.6% of average earning assets while that figure was 26.1% for the first half of 1999.

For the quarters ended June 30, 2000 and 1999, interest income increased from $828,000 to $1.8 million, with the increase in loan interest being the primary contributor due to the growth in the loan portfolio. Interest expense experienced similar increases, with expense reaching $1.0 million for the second quarter of 2000 compared to $384,000 for the same period last year. Net interest income was $797,000 for the second quarter of 2000, compared to $444,000 in the second quarter of 1999, an increase of $353,000 or 79.5%.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount that we believe to be sufficient to absorb losses inherent in the loan portfolio. We conduct, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The provision for loan losses was $290,000 for the first half of 2000 compared to only $18,000 in the first half of 1999. The 2000 provision and relative increase in the allowance was in recognition of the strong loan growth, rather than a response to significant charge-off activity. Net charge offs through the first half of 2000 were only $76,000, representing .11% of the total loan portfolio. The allowance for loan losses at the end of the first half 2000 was $763,000, or 1.12% of total loans, compared to $409,000, or 1.35% of total loans at June 30, 1999.

Nonperforming loans have increased $173,000 to $314,000 since year end, as one loan totaling approximately $185,000 was placed on non-accrual status. While nonperforming loans have increased since year end, as a percentage of the total loan portfolio, the amount of nonperforming loans remains modest (.46% at June 30, 2000 compared to .31% at year end 1999).

We designate certain loans for internal monitoring purposes on a watch list. Loans may be placed on the watch list as a result of delinquent status, concern about the borrower's financial condition or the value of the collateral securing the loan, substandard classification during regulatory examinations, or simply as a result of our desire to monitor more closely a borrower's financial condition and performance.

For the quarters ended June 30, 2000 and 1999, provision expense increased to $170,000 from $9,000. As noted above, this increase was primarily in response to loan growth rather than a replenishment of the allowance from significant charge-off activity.

Noninterest Income and Expense

Noninterest income increased $125,000, or 120.2% to $229,000 for 2000 compared to $104,000 in the first six months of 1999. The increase is attributed to the larger number of deposit accounts and a change in fee structure on those accounts, which increased service charge income by 50%. Other noninterest income in 2000 includes $35,000 in income from mortgage banking activities and a $17,000 increase in ATM fees.

Noninterest expense increased $1.1 million or 112.4%, to just over $2 million for the first half of 2000.

The largest contributor to the increase in noninterest expense is employee salaries and benefits. Three branches opened in the second half of 1999, and another one was opened in January 2000. A mortgage banking division was formed in the second quarter of 1999. With the expansion in the bank branch network and addition of a new division, staffing levels increased from 39 at June 30, 1999 to 60 at June 30, 2000.

Salary and employee benefits expense reflects the growth in staff, as expense increased from $579,000 for the first half of 1999 to $1.2 million for the first half 2000, an increase of $594,000 or 102.6%. This increase reflects not only the higher staffing levels, but also that those positions were in place for the full six months ended June 30, 2000. While the increase in salary and employee benefits has had an adverse impact on profits, we believe that it is critical to have bank operations properly staffed to allow us to maintain proper controls and better serve our customers. We believe current staffing levels are sufficient to support our growth strategy through the next several years, and expect that expenditures in this area will level off.

Six month comparisons for 1999 and 2000 reflect the four new branches that were fully operational during the six months ended June 30, 2000. Premises and equipment expense increased from $150,000 in 1999 to $397,000 in 2000, an increase of $247,000. Approximately $55,000 of this increase was attributable to rental expense, as we entered into operating leases for the four new branch locations. Depreciation expense, which is included in premises and equipment expense, rose significantly as well, increasing from $61,000 in 1999 to $158,000 in 2000, an increase of $97,000 or 159.0% Advertising expense increased to $74,000 compared to $14,000 in 1999, as we continued our marketing program in our new and existing markets. We believe that our marketing efforts in the past year have effectively established our institution in the market place, and we plan to curtail advertising for the balance of 2000.

For the quarters ended June 30, 2000 and 1999, noninterest income increased from $66,000 to $144,000, a change of $78,000 or 118.2%. Much of this increase is attributable to the increased mortgage banking activity. Noninterest expense increased from $625,000 to $1.1 million, an increase of $484,000 or 77.4%. Salary and employee benefits accounted for nearly half of the increase.


Income Taxes

No tax benefit has been recorded in 2000. We have a net operating loss carryforward of approximately $1.2 million.

FINANCIAL CONDITION

Total assets reached $100.4 million at June 30, 2000 compared to $68.7 million at year end 1999, an increase of $31.7 million or 46.1%. Increased loan totals were funded almost equally by increased deposits and also by short-term borrowings.

We were the successful bidder on a branch in Nashville, Indiana. We must receive regulatory approval for this branch acquisition, and we have received preliminary indications that such approval will depend upon our ability to increase our capital ratios as discussed below. If the branch acquisition is consummated, we will acquire approximately $14 million in deposits, $5.5 million in loans, and real property. The value of intangibles associated with this transaction is estimated to be $1.2 million, which will be amortized over a period not to exceed 25 years. If consummated, deposits acquired will provide further funding for loan growth, with any excess invested in securities. Based on June 30, 2000 numbers, the acquisition will increase deposits by approximately 17.6% and loans by 8.0%. Additional expense would be recognized through the amortization of goodwill, which will adversely impact earnings. However, the total cost of operating the branch, including such items as staffing costs, is not expected to change significantly as this branch will replace the existing Nashville branch location.

The information in the preceding paragraph contains forward-looking statements. Although we believe that our expectations in such forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Actual results could be materially different from and worse than our expectations for various reasons, including a failure to complete the purchase of the Nashville branch, unanticipated changes in the deposits or loans at the branch or an unanticipated increase in the number of the employees at the branch.

Securities

See Note 2 to the financial statements. Securities are designated as either available for sale or as held to maturity. To provide more flexibility and better support for our current strategy, held to maturity securities have been allowed to mature and pay-off, with all security purchases since March 1999 classified as available for sale.

In addition to securities of the U.S. Government and its agencies, we had a concentration in a corporate security that exceeded 10% of shareholders' equity at June 30, 2000 as follows (table amounts in thousands):


--------------------------------------------------------------------------------
   OBLIGOR NAME             AMORTIZED COST              FAIR VALUE
--------------------------------------------------------------------------------
Bear Stearns                     509                        482
--------------------------------------------------------------------------------


Loans

See Note 3 to the financial statements. Total loans increased $22.7 million or 49.8% from year end 1999 to June 30, 2000, as we entered into new market areas and new lines of business. Loan growth occurred in nearly all categories.

Consumer loan growth remains strong, with consumer loans surpassing residential real estate loans as comprising the largest segment of the portfolio (29.7% for consumer loans compared to 28.6% for residential real estate). Consumer loans totaled $20.5 million at June 30, 2000, increasing $10.1 million or 97.8% from year end, and comprised 28.2%. The indirect loan market remains robust, with relationships maintained with local auto and recreational vehicle dealers providing this segment with strong growth opportunities. Underwriting standards for indirect loans are consistent with the standards applied to direct loans in an effort to maintain strong asset quality.

Commercial and commercial real estate loans grew by 24.0% or $4.0 million from December 31, 1999 to June 30, 2000 and comprised 29.6% of our portfolio at the period end. Growth in this segment was attributed to the continued strong local economy, primarily in the Greenwood area, and further penetration in our market areas. Residential mortgages, including loans held for sale, increased $5.4 million or 37.3% to $19.7 million.

Mortgage banking activity remains strong, providing our customers with a wider array of mortgage loan products. At June 30, 2000, loans held for sale, which are carried at the lower of cost or fair value, totaled $710,000. All loans are sold service released.

Deposits and Other Borrowings

Total deposits increased $16.6 million, or 26.3%, from year end 1999 to June 30, 2000, as we continued to gain market share through advertising campaigns. Noninterest-bearing deposits increased to $9.2 million from $7.0 million. At June 30, 2000, $14.8 million or 36.3% of our time deposits had balances of greater than $100,000. The average balance of time deposits issued in amounts greater than $100,000 totaled $17.7 million in the first six months of 2000 and $5.0 million in 1999, representing 40.0% and 22.6% of total average time deposits in each period.

While deposits have funded a significant portion of our growth, we have also obtained funding from the Federal Home Loan Bank (FHLB). The advances from the FHLB have various terms, with rates ranging from 6.08% to 6.90% and maturities from July 7, 2000 to September 10, 2001. At June 30, 2000, we also had federal funds purchased, which were obtained to meet the daily reserve requirement as set by the Federal Reserve Bank. Additionally, we obtained bank financing at the holding company level, with a significant portion of these proceeds being contributed to First Bank as capital to support continued growth.



Capital

We are subject to various regulatory capital guidelines by federal banking agencies. These guidelines define the various components of core capital and assign risk weights to various categories of assets.

Tier 1 capital consists of shareholders' equity net of intangible assets and excluding unrealized gains and losses on securities available or sale, as defined by bank regulators. The definition of Tier 2 capital includes the amount of allowance for loan losses which does not exceed 1.25% of gross risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a "well-capitalized" institution must achieve a Tier 1 risk-based capital ratio of at least 6.00% of risk-weighted assets, a total capital ratio of at least 10.00% of risk weighted assets, a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can result in regulatory action that could have a direct material effect on our financial statements. If an institution is only "adequately capitalized", regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth, and expansion is limited, in addition to the institution being required to submit a capital restoration plan.

At June 30, 2000, our Tier 1 risked based capital ratio and leverage ratio for the Bank were 7.1% and 5.9%, levels which meet the regulatory guidelines of "well capitalized." However, we have been advised by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation that due to our rapid growth, we will be required to maintain a leverage ratio of 7.00% and that we will be required to calculate this ratio using actual assets on the calculation date instead of average assets for the period. Calculated on this basis, our leverage ratio at June 30, 2000 was only 5.87%. Unless we are able to increase our capital sufficiently, it is unlikely that we will receive regulatory approval to acquire the Nashville, Indiana branch, and we will be subject to regulatory restrictions or other regulatory action. Our total risk based capital ratio was 8.1%, meeting the regulatory guidelines to be designated as "adequately capitalized."

At December 31, 1999 our total risk based capital ratio was 9.1%, above the 8% "adequate" requirement but below the 10% level required to be designated as "well capitalized." The decline in capital is the result of strong growth and net losses during the year. We have taken action to strengthen our capital position, including undertaking our initial public offering and obtaining bank debt, which was contributed to our banking subsidiary as a capital contribution.


Liquidity and Rate Sensitivity

Liquidity refers to the availability of funds to meet deposit withdrawals and borrowing repayments, fund loan commitments and pay expenses. We have many sources of liquid funds, including cash and cash equivalents, payments and maturities of loans and securities, and growth in deposits. In addition, we have the ability to sell securities available for sale, and may borrow from the Federal Reserve and the Federal Home Loan Bank.

We believe we have sufficient liquidity to meet reasonable borrower, depositor, and creditor needs in the present economic environment. We have not received any recommendations from regulatory authorities which would materially affect liquidity, capital resources or operations other than the leverage ratio requirement as mentioned in the Capital section.

Our interest rate sensitivity position is influenced by the timing of the maturity or repricing of interest earning assets and interest-bearing liabilities. One method of gauging sensitivity is by a static gap analysis.

Rate sensitivity gap is defined as the difference between the repricing of interest earning assets and the repricing of interest bearing liabilities within certain defined time frames. Rising interest rates are likely to increase net interest income in a positive gap position, while declining rates are likely to be beneficial in a negative gap position.

At June 30, 2000, we had a negative one year interest rate gap of 40.1% of interest earning assets. This compares to a negative 25.7% at December 31, 1999. The increased negative gap is primarily the result of increasing borrowings with the FHLB to support growth and reinvesting proceeds from commercial paper into longer term government agency issues.


Pending Offering

We are in the process of an initial public offering, which was set to expire August 14, 2000, but was extended through November 14, 2000. The offering is on a best efforts basis, with the minimum number of shares set at 350,000 and the maximum number of shares set at 700,000. The per share price is $8.50. Funds tendered with subscriptions for the shares have been placed in an escrow account with Huntington National Bank, and will be distributed to us once the minimum number of share sales has been achieved. Costs of the offering paid through June 30, 2000, totaling $119,000, have been recorded as other assets and will be netted against proceeds from the offering. If the offering is not consummated, the costs will be expensed.



PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Use of proceeds information is being disclosed for the registration statement (file no. 333-31520) declared effective on June 16, 2000.

         The offering is subject to a condition that unless at least 350,000 shares are sold, none will be sold. This condition has not yet been satisfied, so no shares have been sold and the registrant has not yet received any proceeds from the offering.

         The offering has not been terminated. David A. Noyes & Co. is acting as sales agent for the offering, which is being conducted on a best-efforts basis. The only class of securities registered is the registrant's Common Stock, $.01 par value per share. There were no selling security holders. A total of 862,500 shares were registered for sale by the registrant, although the final prospectus limits the offering to a maximum of 750,000 shares. Such shares are being offered at a price of $8.50 per share, for a total aggregate offering price of $6,375,000. As the minimum condition has not yet been satisfied, no shares have been sold and all subscription agreements and associated payments are being held in escrow.

         For the period from the effective date of the registration statement to June 30, 2000, the registrant incurred the following expenses:

         Underwriting discounts and commissions           $   -
         Finders' fees                                        -
         Expenses paid to or for underwriters                 -
         Other expenses                                    270,000 (1)
                                                          --------
         Total expenses                                   $270,000

         (1) Reasonable estimate. Amount includes both paid and unpaid expenses.

None of such expenses were direct or indirect payments to directors, officers, general partners of the registrant or their associates, to persons owning ten
(10) percent or more of any class of equity securities of the registrant, or to affiliates of the registrant.

         The registrant has as of June 30, 2000 neither received nor used any of the net proceeds of the offering.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 14, 2000 the registrant held an annual meeting of shareholders. Two directors, Gary W. Lewis and Norman D. Stockton, were elected to three-year terms. The terms of the following other directors continued after the meeting:

         Frank A. Rogers
         Jerry R. Engle
         Ralph M. Foley
         H. Dean Hawkins
         R. J. McConnell
         William J. Meredith

In addition to the election of directors, shareholders were asked to approve the registrant's 1996 Stock Option Plan and its Amended and Restated 1999 Stock Option Plan. The votes were as follows:

         Proposal/Nominee       For         Against/Withheld     Abstain
         ----------------       ---         ----------------     -------

         Gary W. Lewis          530,274           1,920             -
         Norman D. Stockton     530,274           1,920             -
         1996 Option Plan       530.274           1,920             -
         1999 Option Plan       530,274           1,920             -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.)  Exhibits

            3.1 Amended and Restated Articles of Incorporation of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 of First Shares Bancorp, Inc. (file no. 333-31520), as amended (the "Registration Statement").

            3.2 Amended and Restated By-Laws of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement.

            10.1 1999 Amended and Restated Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Registration Statement.

            10.2 Amendment of Employment Agreement of Jerry R. Engle, incorporated by reference to Exhibit 10.10 to the Registration Statement.

            27    Financial Data Schedule

     b.)  Reports on 8-K - No Reports were filed during the period.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST SHARES BANCORP, INC.

Date:  August 14, 2000                     By: /s/ Jerry R. Engle
                                               ---------------------------
                                                   Jerry R. Engle
                                                   President and Chief Executive
                                                   Officer


Date:  August 14, 2000                         /s/ Kimberly B. Kling
                                               ---------------------------
                                                   Kimberly B. Kling
                                                   Secretary, Treasurer and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)