Form 10QSB
period 2000-09-30
FIRST SHARES BANCORP INC
filed 2000-11-14
CIK 1107257

                           FIRST SHARES BANCORP, INC.



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1994 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ( X ) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                       Outstanding at October 06, 2000
Common Stock, with $.01 par                        1,052,779 shares

                           FIRST SHARES BANCORP, INC.


                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.

     Consolidated Balance Sheets - September 30, 2000 and December 31, 1999

     Consolidated Statements of Operations and Comprehensive Loss -- Nine
          Months Ended September 30, 2000 and 1999

     Consolidated Statements of Operations and Comprehensive Loss- Three
          Months Ended September 30, 2000 and 1999

     Consolidated Statements of Cash Flows - Nine Months Ended
          September 30, 2000 and 1999

     Notes to Consolidated Financial Statements - September 30, 2000

Item 2.

     Management's Discussion and Analysis of Financial Condition and
          Results of Operations


PART II. OTHER INFORMATION

Item 2.

     Changes in Securities and Use of Proceeds

Item 6.

     Exhibits and Reports on Form 8-K



SIGNATURES

                           FIRST SHARES BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

----------------------------------------------------------------------------

                                                                   (unaudited)
                                                                   September 30,   December 31,
                                                                       2000            1999
                                                                       ----            ----
ASSETS
Cash and due from banks                                             $  3,349         $  2,460
Interest-bearing deposits                                                  -              100
Federal funds sold                                                         -               89
                                                                    --------         --------
     Cash and cash equivalents                                         3,349            2,649
Securities available for sale (at market)                             14,947
                                                                                       16,875
Securities held to maturity (market values of
  $606 and $616 in 2000 and 1999)                                        605              617
FHLB stock, at cost                                                      670              129
Loans held for sale                                                      172              601
Loans                                                                 74,185           45,545
     Less:  Allowance for loan losses                                   (828)            (549)
                                                                    --------         --------
         Loans, net                                                   73,357           44,996

Premises and equipment, net                                            1,967            1,696
Intangible assets, net                                                   173              206
Cash surrender value of life insurance                                 2,163              438
Accrued interest receivable and other assets                             845              463
                                                                    --------         --------
                                                                    $ 98,248         $ 68,670
                                                                    ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Noninterest-bearing deposits                                   $ 10,062         $  6,990
     Interest-bearing deposits                                        76,300           55,997
                                                                    --------         --------
         Total deposits                                               86,362           62,987
       Federal funds purchased                                         2,600                -
     Federal Home Loan Bank advances                                     800              800
     Note Payable                                                      1,750                -
     Accrued interest payable and other liabilities                      269              286
                                                                    --------         --------
                                                                      91,781           64,073

Shareholders' equity
     Common stock, $.01 par value:  10,000,000 shares authorized,
       1,043,517 and 664,512 shares issued and outstanding                10                7
     Additional paid in capital                                        4,616            1,988
     Retained Earnings                                                 1,962            2,749
     Accumulated other comprehensive loss                               (121)            (147)
                                                                    --------         --------
                                                                       6,467            4,597
                                                                    --------         --------

                                                                    $ 98,248         $ 68,670
                                                                    ========         ========


----------------------------------------------------------------------------


                             See accompanying notes.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Nine months ended September 30, 2000 and 1999
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

-----------------------------------------------------------------------------

                                                        2000       1999
                                                        ----       ----
Interest income
    Loans, including related fees                     $ 4,411    $ 2,042
    Taxable securities                                    844        386
    Nontaxable securities                                  38         64
    Other                                                  74         83
                                                      -------    -------
       Total Interest Income                            5,367      2,575
Interest expense
    Deposits                                            2,795      1,202
    Other                                                 303          4
                                                      -------    -------
       Total Interest Expense                           3,098      1,206
                                                      -------    -------
NET INTEREST INCOME                                     2,269      1,369
Provision for loan losses                                 335        133
                                                      -------    -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     1,934      1,236

Noninterest income
    Service charges on deposit accounts                   123         79
     Mortgage banking activity                             76          1
    Other                                                 190         88
                                                      -------    -------
       Total Noninterest Income                           389        168

Noninterest expenses
    Salaries and employee benefits                      1,748        956
    Occupancy                                             294         84
    Equipment and data processing                         276        165
    Legal/Accounting/Professional Services                 72         49
    Core deposit amortization                              33         33
    Postage                                                51         35
    Advertising                                            99         38
    Stationery and office supplies                         82         33
    Telephone                                              96         36
    Committee and director fees                            34         43
    Other                                                 325        166
                                                      -------    -------
       Total Noninterest Expense                        3,110      1,638
                                                      -------    -------
LOSS BEFORE INCOME TAXES                                 (787)      (234)
Income tax benefit                                          -        (73)
                                                      -------    -------
NET LOSS                                              $  (787)   $  (161)
                                                      =======    =======
Comprehensive Loss                                    $  (761)   $  (302)
                                                      =======    =======
Per share data
    Loss per share                                    $ (1.11)   $  (.26)
    Loss per share, assuming dilution                   (1.11)      (.26)



  ----------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS) Three months
                        ended September 30, 2000 and 1999
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

  ----------------------------------------------------------------------------

                                                       2000        1999
                                                       ----        ----
[S]                                                   [C]        [C]
Interest income
    Loans, including related fees                     $ 1,745    $   748
    Taxable securities                                    288        173
    Nontaxable securities                                  13         13
    Other                                                  23         26
                                                      -------    -------
       Total Interest Income                            2,069        960

Interest expense
    Deposits                                            1,001        459
    Other                                                 235          4
                                                      -------    -------
       Total Interest Expense                           1,236        463
                                                      -------    -------

NET INTEREST INCOME                                       833        497

Provision for loan losses                                  45        115
                                                      -------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       788        382

Noninterest income
    Service charges on deposit accounts                    48         28
    Mortgage banking activity                              32          1
    Other                                                  79         37
                                                      -------    -------
       Total Noninterest Income                           159         66

Noninterest expenses
    Salaries and employee benefits                        574        377
    Occupancy                                             100         36
    Equipment and data processing                          73         62
    Legal/Accounting/Professional Services                 30         15
    Core deposit amortization                              11         11
    Postage                                                16         20
    Advertising                                            26         24
    Stationery and office supplies                         17         15
    Telephone                                              29         15
    Committee and director fees                            11         16
    Other                                                 112         54
                                                      -------    -------
       Total Noninterest Expense                          999        645
                                                      -------    -------

LOSS BEFORE INCOME TAXES                                  (52)      (197)

Income tax benefit                                          -        (60)
                                                      -------    -------

NET LOSS                                              $   (52)   $  (137)
                                                      =======    =======

Comprehensive Income/(Loss)                           $    27    $  (180)
                                                      =======    =======

Per share data
    Loss per share                                    $  (.07)   $  (.21)
    Loss per share, assuming dilution                    (.07)      (.21)



  ----------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2000 and 1999
                                   (Unaudited)
                          (Dollar amounts in thousands)

   --------------------------------------------------------------------------

                                                                                  2000        1999
                                                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                           $   (787)   $   (161)
    Adjustments to reconcile net income (loss)
      to net cash from operating activities:
       Depreciation and amortization                                                 236          97
       Provision for loan losses                                                     335         133
       Stock option compensation expense                                               -           7
       Discount (accretion) and premium amortization                                 (33)        (17)
       Amortization of intangible asset                                               33          33
       Changes in assets and liabilities:
          Loans held for sale                                                        429        (509)
          Interest receivable and other assets                                      (382)        (10)
          Interest payable and other liabilities                                     (34)        (94)
                                                                                --------    --------
       Net cash from operating activities                                           (203)       (521)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales and maturities of securities
      available for sale                                                          16,049       2,404
    Proceeds from maturities and prepayments of securities held to maturity           11         672
    Purchases of securities available for sale                                   (14,044)     (6,394)
    Purchase of FHLB stock                                                          (541)         (3)
    Loans made to customers net of payments received                             (28,696)    (11,091)
    Premises and equipment purchases                                                (507)       (627)
    Purchase of life insurance contract                                           (1,725)          -
                                                                                --------    --------
       Net cash from investing activities                                        (29,453)    (15,039)

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in deposit accounts                                                    23,375      11,423
    Proceeds from Federal Home Loan Bank advances                                      -         800
    Federal Funds Purchased                                                        2,600       1,300
    Proceeds from Note Payable                                                     1,750           -
    Dividends paid                                                                     -         (55)
    Issuance of common stock                                                       2,631         998
    Net purchase/reissue of treasury stock                                             -         (23)
                                                                                --------    --------
       Net cash from financing activities                                         30,356      14,443
                                                                                --------    --------

Net change in cash and cash equivalents                                              700      (1,117)

Cash and cash equivalents at beginning of period                                   2,649       4,674
                                                                                --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  3,349    $  3,557
                                                                                ========    ========




  ----------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000
              (Dollar amounts in thousands, except per share data)

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

The Company received the initial proceeds from its public offering in closings held on September 29, 2000 and thereafter. The offering was terminated on October 6, 2000. The offering was on a best efforts basis, with a minimum number of shares set at 350,000 and the maximum number of shares set at 700,000. The per share price is $8.50. Through September 30, 2000, 379,005 shares have been sold with net proceeds of $2.6 million received, all of which were downstreamed to the Bank. At termination, 388,267 shares had been sold with net proceeds of approximately $2.7 million. Costs totaling approximately $610,000 have been netted against proceeds from the offering.

NOTE 2 - SECURITIES

The amortized cost and fair values of securities at September 30, 2000 and December 31, 1999 are as follows:

                               -------------September 30, 2000------------
                                            Gross       Gross
                               Amortized  Unrealized  Unrealized    Fair
                                 Cost       Gains       Losses     Value
AVAILABLE FOR SALE
------------------
U.S. Treasury and government
  agency securities            $ 12,544   $      3    $   (134)   $ 12,413
Obligations of states and
  political subdivisions            739          -         (32)        707
Other securities                  1,219          1         (24)      1,196
Mortgage backed securities          645          -         (14)        631
                               --------   --------    --------    --------

                               $ 15,147   $      4    $   (204)   $ 14,947
                               ========   ========    ========    ========
HELD TO MATURITY
----------------

U.S. Treasury and government
  agency securities            $    25    $      -    $      -    $    250
Obligations of states and
  political subdivisions            355          1           -         356
Mortgage backed securities            -          -           -           -
                               --------   --------    --------    --------

                               $    605   $      1    $      -    $    606
                               ========   ========    ========    ========

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000


NOTE 2 - SECURITIES (Continued)

                               --------------December 31, 1999------------
                                            Gross       Gross
                               Amortized  Unrealized  Unrealized    Fair
                                 Cost       Gains       Losses      Value
AVAILABLE FOR SALE
------------------
U.S. Treasury and government
  agency securities            $   7,27   $      -    $   (151)   $  7,119
Obligations of states and
  political subdivisions            749          -         (41)        708
Other securities                  8,336          3         (32)      8,307
Mortgage backed securities          763          -         (22)        741
                               --------   --------    --------    --------

                               $ 17,118   $      3    $   (246)   $ 16,875
                               ========   ========    ========    ========

HELD TO MATURITY
----------------
U.S. Treasury and government
  agency securities            $     25   $      -    $     (3)   $    248
Obligations of states and
  political subdivisions            355          2           -         357
Mortgage backed securities           11          -           -          11
                               --------   --------    --------    --------

                               $    617   $      2    $     (3)   $    616
                               ========   ========    ========    ========


NOTE 3 - LOANS

Total loans are comprised of the following:

                       September 30,  December 31,
                            2000          1999
                            ----          ----
[S]                       [C]           [C]

Commercial                $15,455       $10,917
Commercial Real Estate      6,786         5,566
Residential Real Estate    20,300        13,779
Construction                9,319         4,921
Consumer                   22,325        10,362
                          -------       -------

                          $74,185       $45,545
                          =======       =======

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

                                   September 30, September 30,
                                       2000          1999
                                       ----          ----
Balance, January 1                    $ 549        $ 346
Provision charged to operations         335          133
Loans charged off                       (99)         (21)
Recoveries                               43           61
                                      -----        -----

Balance, September 30                 $ 828        $ 519
                                      =====        =====


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

                                September 30,  December 31,
                                    2000           1999
                                    ----           ----

Land                             $    26        $    26
Buildings and improvements           682            540
Leasehold improvements               573            466
Furniture and equipment            1,695          1,507
                                 -------        -------
    Total                          2,976          2,539
Accumulated depreciation          (1,009)          (843)
                                 -------        -------
                                 $ 1,967        $ 1,696
                                 =======        =======


NOTE 6 - BORROWINGS

The Bank has an advance from the Federal Home Loan Bank. The advance at September 30, 2000 had a variable interest rate of 6.75% with a maturity date of September 10, 2001. The advance is collateralized by eligible securities and first mortgage loans under a blanket lien arrangement.

During the second quarter of 2000, the Company obtained a $2,000 line of credit which had an outstanding balance of $1,750 at quarter end. The line has a maturity date of June 30, 2001 and a variable interest rate, which was 9.00% at quarter end.

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000


NOTE 7 - EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is the same as basic; as outstanding stock options are currently anti-dilutive. Weighted average shares outstanding for the nine months ended September 30, 2000 and 1999 were 707,015 and 614,860, respectively. Weighted average shares outstanding for the three months ended September 2000 and 1999 were 791,096 and 664,512, respectively.


NOTE 8 - BRANCH ACQUISITION

During February 2000, the Bank signed a definitive agreement to acquire a branch located in Nashville, IN. Consummation of the transaction was subject to regulatory approval. During August 2000, the Bank withdrew its application to acquire the branch located in Nashville, Indiana.


NOTE 9 - NEW ACCOUNTING PRONOUNCEMENT

Beginning January 1, 2001 a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this pronouncement will not have a material effect on the Company's financial results, but the effect will depend on derivative holdings when this standard is adopted.

                           FIRST SHARES BANCORP, INC.



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

Such risks could include: increases in competitive pressure from other financial institutions in our markets, unexpected increases in loan losses, changes in market interest rates, unanticipated changes in our level of growth or our ability to manage the growth, changes in economic conditions in our markets, or legislation or regulatory changes.


RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999


Net Income

During the current year, we have focused on growth as outlined in our strategic plan. Banking offices total 6, with the opening of the Bargersville location in January 2000.

Growth and expansion opportunities have had an adverse impact on profits in the short term, with a net loss of $(787,000) or $(1.11) per share reported for the 9 months ended September 30, 2000 compared to a net loss of $(161,000) or $(.26) per share for the same 9 months in 1999. Return on average assets (ROA) for 2000 was (1.20)% compared to (.46)% for 1999 on an annualized basis, while return on average equity (ROE) was (22.81)% compared to (4.35)% for the same period last year, also on an annualized basis.


Net Interest Income

Net interest income is the difference between interest and fees realized on interest earning assets and interest paid on interest bearing liabilities. The net interest margin is this difference expressed as a percentage of average earning assets.

For the 9 months ended September 30, 2000, net interest income totaled $2.3 million, representing a $900,000 or 65.7% increase over the same period for 1999. This increase in net interest margin is the result of our continued growth in earning assets, with our expanded branch network and continued gains in market share in existing markets.

 Interest income through September 30, 2000 was $5.4 million, compared to $2.6 million in 1999, an increase of $2.8 million or more than double from last year. While the investment portfolio has maintained a higher average balance through September 30, 2000 than September 30, 1999, most of the improvement in interest income is attributed to growth in the loan

                             FIRST SHARES BANCORP


portfolio. Average investments, including securities and federal funds sold, were $18.8 million in 2000, up by $5.1 million from 1999's $13.7 million level, an increase of 36.4%. The average loan balance showed even stronger growth, increasing from $29.8 million in 1999 to $61.9 million in 2000, an increase of $32.1 million or 107.6 %. The increased volume of earning assets has been the key contributor to growth in interest income, although average yields, on a fully tax equivalent basis, increased moderately, rising to 8.87% in 2000 from 7.99% in 1999.

Interest expense reflects similar growth trends, with deposits and other borrowings funding asset growth. Interest expense year to date in 2000 increased $1.9 million, or 156.9%, compared to 1999. The increase is volume driven, as average deposits increased by a total of $32.6 million, or 91.4%, compared to 1999. Time deposits comprised most of the increase, with the average balance rising by $26.2 million. Average other liabilities increased from $171,000 for year to date 1999 to $5.8 million for 2000. These borrowings consist primarily of short-term federal funds purchased and bore an average cost of 6.98% in 2000. The average cost of interest bearing liabilities reflects the current increases in interest rates made by the Federal Reserve Bank, and was 5.58% in 2000 compared to 4.48% in 1999

The effect of the cost of liabilities rising faster than the yield on earning assets was a tightening of the net interest margin. Through September 30, 2000, the net interest margin was 3.77%, compared to 4.30% for 1999. A portion of this margin compression can be attributed to growth. Year to date for 2000, the average noninterest bearing liabilities and equity supported 16.6% of average earning assets while that figure was 25.6% for the same period in 1999.

For the quarters ended September 30, 2000 and 1999, interest income increased from $1.0 million to $2.1 million, with the increase in loan interest being the primary contributor due to the growth in the loan portfolio. Interest expense experienced similar increases, with expense reaching $1.2 million for the second quarter of 2000 compared to $463,000 for the same period last year. Net interest income was $833,000 for the third quarter of 2000, compared to $497,000 in 1999, an increase of $336,000 or 67.6%.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount that we believe to be sufficient to absorb losses inherent in the loan portfolio. We conduct, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The provision for loan losses was $335,000 for the nine months of 2000 compared to $133,000 in 1999 and the allowance grew to $828,000 at September 30, 2000 from $549,000 at December 31, 1999. The 2000 provision and relative increase in the allowance was in recognition of the strong loan growth, rather than a response to significant charge-off activity. Net charge offs through the first nine months of 2000 were $56,000, representing .09% of the total loan portfolio. The allowance for loan losses at the end of the September 2000 was $828,000, or 1.12% of total loans, compared to $524,000, or 1.37% of total loans at September 30, 1999.

Nonperforming loans have increased $146,000, to $287,000 since year-end. While nonperforming loans have increased since year end, as a percentage of the total loan portfolio,

                           FIRST SHARES BANCORP, INC.


the amount of nonperforming loans remains modest (.39% at September 30, 2000 compared to .31% at year end 1999).

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

For the quarters ended September 30, 2000 and 1999, provision expense decreased to $45,000 from $115,000. The higher level for the third quarter of 1999 was driven by loan growth during that period and the decline in 2000 reflects slowed growth and controlled problem loan levels.


Noninterest Income and Expense

Noninterest income increased $221,000, or 131.6% to $389,000 for 2000 compared to $168,000 in 1999. The increase is attributed to the larger number of deposit accounts and a change in fee structure on those accounts, which increased service charge income by 55.7%. Other noninterest income in 2000 includes $76,000 income from mortgage banking activities (gains on the sale of loans, service released, to secondary market buyers) and a $37,000 increase in ATM fees.

Noninterest expense increased $1.5 million or 89.9%, to $3.1 million for the first 9 months of 2000.

The largest contributor to the increase in noninterest expense is employee salaries and benefits. Three branches were opened in the second half of 1999, and another was opened in January 2000. A mortgage banking division was formed in the second quarter of 1999. With the expansion in the bank branch network and addition of a new division, staffing levels increased from approximately 45 at September 30, 1999 to approximately 60 at September 30, 2000.

Salary and employee benefits expense reflects the growth in staff, as expense increased from $956,000 for the 9 months ended September 30, 1999 to $1.7 million for the same 9-month period in 2000, an increase of $792,000 or 82.8%. This increase reflects not only the higher staffing levels, but also that those positions were in place for the full 9 months ended September 30, 2000. While the increase in salary and employee benefits has had an adverse impact on profits, we believe that it is critical to have bank operations properly staffed to allow us to maintain proper controls and better serve our customers. We believe current staffing levels are sufficient to support our growth strategy through the next several years, and expect that expenditures in this area will level off.

Nine-month comparisons for 1999 and 2000 reflect the four new branches that were fully operational during essentially the entire 9 months ended September 30, 2000. Premises and equipment expense increased from $249,000 in 1999 to $570,000 in 2000, an increase of $321,000. Approximately $61,000 of this increase was attributable to rental expense, as we entered into operating leases for the four new branch locations. Depreciation expense, which is included in premises and equipment expense, rose significantly as well, increasing from

                           FIRST SHARES BANCORP, INC.


$97,000 in 1999 to $236,000 in 2000, an increase of $139,000 or 143.3%
Advertising expense increased to $99,000 compared to $38,000 in 1999, as we expanded our marketing program in our new and existing markets. We believe that our marketing efforts in the past year have effectively established our institution in the market place, and plan to curtail advertising for the balance of 2000.

For the quarters ended September 30, 2000 and 1999, noninterest income increased from $66,000 to $159,000, a change of $93,000 or 140.9%. Much of this increase is attributable to the increased mortgage banking activity. Noninterest expense increased from $645,000 to $999,000, an increase of $454,000 or 54.9%. Salary and employee benefits accounted for much of the increase.


Income Taxes

No tax benefit has been recorded in 2000. We have a net operating loss carryforward of approximately $1.4 million.


FINANCIAL CONDITION

Total assets were $98.2 million at September 30, 2000 compared to $68.7 million at year-end 1999, an increase of $29.6 million or 43.1%. Increased loan totals were funded primarily by increased deposits, with some short-term borrowings utilized as well.

We were the successful bidder on a branch in Nashville, IN, the consummation of which was contingent upon regulatory approval. Given our rapid growth in the past year and the adverse impact the acquisition would have had on the Bank's capital ratios, we withdrew our application. We continue to maintain our current branch facility in the Nashville market, and will explore opportunities to build or lease a larger, permanent location.


Securities

See Note 2 to the financial statements. Securities are designated as either available for sale or as held to maturity. To provide more flexibility and better support for our current strategy, held to maturity securities have been allowed to mature and pay-off, with all security purchases since March 1999 classified as available for sale.


Loans

See Note 3 to the financial statements. Total loans, excluding loans held for sale, increased $28.6 million or 62.9% from year end 1999 to September 30, 2000, as we entered into new market areas and new lines of business. Loan growth occurred in nearly all categories.

Consumer loan growth remains strong, with consumer loans surpassing residential real estate loans and comprising the largest segment of the portfolio (30.1% for consumer loans compared

                           FIRST SHARES BANCORP, INC.


to 27.4% for residential real estate). Consumer loans totaled $22.3 million at September 30, 2000, increasing $12.0 million or 115.5% from year-end. The indirect loan market remains robust, with relationships maintained with local auto and recreational vehicle dealers, providing this segment with strong growth opportunities. Underwriting standards for indirect loans are consistent with the standards applied to direct loans in an effort to maintain strong asset quality.

Commercial and commercial real estate loans grew by 34.9% or $5.8 million from December 31, 1999 to September 30, 2000 and comprised 30.0% of our portfolio at the period end. Growth in this segment was attributed to the continued strong local economy, primarily in the Greenwood area, and further penetration in our market areas. Residential mortgages, including loans held for sale, increased $6.1 million or 42.3% to $20.5 million.

Mortgage banking provides our customers with a wider array of mortgage loan products. At period end 2000, loans held for sale, which are carried at the lower of cost or fair value, totaled $172,000. All loans are sold servicing released.


Deposits and Other Borrowings

Total deposits increased $23.4 million or 37.1%, from year-end 1999 to September 30, 2000, as we continue to gain market share. Noninterest-bearing deposits increased to $10.1 million from $7.0 million. At September 30, 2000, $20.8 million or 41.4% of our time deposits had balances greater than $100,000. The average balance of time deposits issued in amounts greater than $100,000 totaled $16.9 million in 2000 and $5.0 million in 1999, representing 37.0% and 22.6% of total average time deposits in each period.

While deposits have funded a significant portion of our growth, we have also obtained funding from the Federal Home Loan Bank (FHLB). The advance from the FHLB has a variable interest rate, which was 6.75% at September 30, 2000 and matures September 10, 2001. At September 30, 2000, we also had federal funds purchased, which were obtained to meet the daily reserve requirement as set by the Federal Reserve Bank. Additionally, we obtained financing at the holding company level, with a significant portion of these proceeds contributed to First Bank to support continued growth. We have a $2.0 million line of credit with $1.75 million drawn at September 30, 2000.


Capital

We are subject to various regulatory capital guidelines as required by federal banking agencies. These guidelines define the various components of core capital and assign risk weights to various categories of assets.

Tier 1 capital consists of shareholders' equity net of intangible assets and excluding unrealized gains and losses on securities available or sale, as defined by bank regulators. The definition of Tier 2 capital includes the amount of allowance for loan losses which does not exceed 1.25% of gross risk weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital.

                           FIRST SHARES BANCORP, INC.


The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a "well capitalized" institution must achieve a Tier 1 risk-based capital ratio of at least 6.00%, and a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can result in regulatory action that could have a direct material effect on our financial statements. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth, and expansion are limited, in addition to the institution being required to submit a capital restoration plan.

At September 30, 2000, our Tier 1 risked based capital ratio and leverage ratio for the Bank were 10.0% and 8.2%, levels which meet the regulatory guidelines of "well capitalized." Our total risk based capital ratio was 11.0%, meeting the regulatory guidelines to be designated as "well capitalized."

Given our rapid growth rate, the regulatory agencies have suggested we maintain a Bank leverage ratio of 7%, calculated using actual assets rather than average assets. At September 30, 2000, this ratio was 8.1%.

At December 31, 1999 total risk based capital ratio was 9.1%, above the 8% "adequate" requirement but below the 10% level required to be designated as "well capitalized." The increase in capital ratios since year-end resulted from borrowings and equity at the holding company being contributed to the Bank to offset net operating losses and provide for growth.


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

We believe we have sufficient liquidity to meet reasonable borrower, depositor, and creditor needs in the present economic environment. We have not received any recommendations from regulatory authorities which would materially affect liquidity, capital resources or operations.

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

                           FIRST SHARES BANCORP, INC.


At September 30, 2000, we had a negative one-year interest rate gap of 31.7% of interest earning assets. This compares to a negative 25.7% at December 31, 1999. The increased negative gap is primarily the result of increasing borrowings with the FHLB to support growth and reinvesting proceeds from commercial paper into longer-term government agency issues.



Initial Public Offering

The Company received the initial proceeds from its public offering in closings held on September 29, 2000 and thereafter. The offering was terminated on October 6, 2000. The offering was on a best efforts basis, with a minimum number of shares set at 350,000 and the maximum number of shares set at 700,000. The per share price is $8.50. Through September 30, 2000, 379,005 shares have been sold with net proceeds of $2.6 million received, all of which were downstreamed to the Bank. At termination, 388,267 shares had been sold with net proceeds of approximately $2.7 million. Costs totaling approximately $610,000 have been netted against proceeds from the offering.



Part II.  OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

(1) Use of proceeds information is being disclosed for the registration statement (file no. 333-31520) declared effective on June 16, 2000.

(2) The offering was sold on a best efforts basis subject to a condition that unless at least 350,000 shares were sold, none would be sold. The offering commenced on June 16, 2000.

(3)     The offering was not terminated before any securities were sold.

(4)     (i)    The offering was terminated following a final closing on October
               6, 2000.

        (ii)   David A. Noyes & Co. acted as sales agent for the offering.

        (iii) The only class of securities registered is the registrant's Common Stock, $.01 par value per share.

        (iv)   There were no selling security holders


              Amount registered:   A total of 862,500 shares were registered
                                   for sale by the registrant, although the final prospectus limits the offering to a maximum of 750,000 shares.

              Aggregate price:     $7,331,250 (original registered amount)
                                   $6,375,000 (final prospectus amount)

                           FIRST SHARES BANCORP, INC.



              Shares sold:             388,267 (379,005 by September 30,2000)

              Aggregate offering
                price of shares sold:  $3,300,269.50  ($3,221,542.50 by
                                       September 30, 2000)

       (v) For the period from the effective date of the registration statement to September 30, 2000, and to the date the offering was terminated, the registrant incurred the following expenses:

                                                               To                Total
                                                       September 30, 2000      Offering
                                                       ------------------      --------
              Underwriting discounts and commissions      $  205,049          $  210,619
              Finders' fees                                        -                   -
              Expenses paid to or for underwriters           116,224             117,222
              Other expenses                                 269,602             282,521
                                                          ----------          ----------
              Total expenses                              $  509,875          $  610,362

              None of such expenses were direct or indirect payments to directors, officers, general partners of the registrant or their associates, to persons owning ten (10) percent or more of any class of equity securities of the registrant, or to affiliates of the registrant.

       (vi)   Net offering proceeds:        $2,630,667 (To September 30, 2000)
                                            $2,689,908 (Total offering)

       (vii) All net offering proceeds (through September 30, 2000 and for the total offering) were used to increase the registrant's working capital, which is used primarily to make loans to bank customers.

       (viii) The use of proceeds does not represent a material change in the use of proceeds described in the prospectus.

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

               3.2 Amended and Restated By-Laws of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement.

               27.  Financial Data Schedule

       b.)  Reports on 8-K - No Reports were filed.

                           FIRST SHARES BANCORP, INC.

SIGNATURES

                                     FIRST SHARES BANCORP, INC.
Date:  November 14, 2000             By:  /s/ Jerry R. Engle
                                          ----------------------------------
                                          Jerry R. Engle
                                          President and Chief Executive
                                          Officer

Date:  November 14, 2000             By:  /s/ Kimberly B. Kling
                                          ----------------------------------
                                          Kimberly B. Kling
                                          Secretary, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)