Form 10KSB
period 2000-12-31
FIRST SHARES BANCORP INC
filed 2001-03-30
CIK 1107257

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                         Commission file number 0-29837

                           FIRST SHARES BANCORP, INC.
                 (Name of small business issuer in its charter)

             Indiana                                          35-1948962
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

       996 South State Road 135
          Greenwood, Indiana                                      46143
(Address of principal executive offices)                        (Zip Code)

Issuer's Telephone Number:  (317) 882-4790

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $8,102,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,584,973.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for 2001 Annual Meeting incorporated by reference into Part III of Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  [ ] Yes  [X] No

                           FIRST SHARES BANCORP, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                                                                                             Page
 PART I........................................................................................................3
         Item 1.  Description of Business......................................................................3
         Item 2.  Description of Property......................................................................7
         Item 3.  Legal Proceedings............................................................................8
         Item 4.  Submission of Matters to a Vote of Security Holders..........................................8

 PART II.......................................................................................................8
         Item 5.  Market for Common Equity and Related Stockholder Matters.....................................8
         Item 6.  Management's Discussion and Analysis or Plan of Operation....................................9
         Item 7.  Financial Statements.........................................................................9
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........9

 PART III......................................................................................................9
         Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act............................................................9
         Item 10. Executive Compensation.......................................................................9
         Item 11. Security Ownership of Certain Beneficial Owners and Management..............................10
         Item 12. Certain Relationships and Related Transactions..............................................10
         Item 13. Exhibits and Reports on Form 8-K............................................................10

 Signatures...................................................................................................12

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     First Shares Bancorp, Inc. is a bank holding company that owns all of the common stock of First Bank, an Indiana-chartered bank with deposit accounts insured by the FDIC. After 100 years of slow, conservative growth, we implemented an aggressive new growth strategy in 1999 with the goal of capturing a significant portion of the market for banking services in the Central Indiana counties south of Indianapolis. During 2000 our loan portfolio and deposits increased by 77.5% and 44.0%, respectively.

     We offer a broad range of commercial banking products and services to small and medium-sized businesses and retail customers from our six locations in Central Indiana. Our products include commercial, consumer and real estate loans, a broad range of deposit products and other non-deposit banking services.

STRATEGY

     Bank Growth. Our goal is to continue our expansion and build a profitable, customer-focused financial institution.

     Management believes that our largest source of growth is through referrals by existing customers, and that the primary reason for referrals is positive customer feedback regarding our customer service and response time. The Central Indiana banking market is dominated by large national and regional financial institutions. This dominance was achieved through the purchase of Indiana-based financial institutions and holding companies over the past several years, which resulted in a significant consolidation of the Indiana banking industry. Management believes that small- and medium-size businesses often are not of sufficient size to be of interest to these large banks, particularly with respect to residential land development and construction lending. Management also believes potential customers frequently have difficulty in finding personalized banking services and seek a banking relationship with a smaller and more service-oriented community banking organization such as us. Through our primary emphasis on customer service, management's experience and our product lines, we will continue to focus on attracting these customers in achieving internal growth.

     In order to promote internal growth, we currently pay interest on deposits at rates competitive with the highest in our market area. In addition, we have increased our loan origination efforts and have expanded our indirect consumer lending through automobile and recreational vehicle dealers.

     In addition to internal growth, management believes there are opportunities to grow through branch acquisitions. We currently have six branches (including our main office). Management intends to pursue acquisitions of additional branches in appropriate locations. Management believes that branch locations will continue to become available from time to time for purchase as bank holding companies eliminate certain overlapping branches resulting from bank consolidation. Management has considered and intends to consider a variety of criteria when evaluating potential branches. These include (i) the geographic location, (ii) the investment required for, and opportunity costs of, the branch and (iii) economies of scale that may be achieved.

     Operations and Marketing. Our objective is to continue to build a profitable, growing community banking franchise. Management believes that, in meeting the needs of consumers and small- to medium-sized businesses in our market area, our most important strategy is to provide excellent customer service. This strategy is emphasized above all others, from top management down to each bank teller. Our operational systems have been designed to complement customer service. We recently implemented an Internet banking capability, which allows customers to perform several banking functions on-line. Management believes our banking locations are small enough to facilitate personalized services and decision-making, yet of sufficient size to meet most customers' needs in Central Indiana.

     We seek to maximize operational and support efficiencies consistent with maintaining high quality customer service. Various management and administrative functions are consolidated, including consumer credit administration and lending, investment management and accounting, enabling branch personnel to focus better on customer service and sales.

     In expanding our banking franchise, we have focused on identifying and developing products and services that satisfy customer needs, particularly customer service. We offer a wide range of consumer deposit products including regular checking, checking with interest, money market accounts, regular savings, certificates of deposit, and IRAs. We also offer additional access to our customers with an ATM Card and a debit card. Our consumer loan products include home mortgages, home equity loans, automobile loans and other secured and unsecured loans originated directly by our branches and from indirect sources. See "Loans" below for a discussion of commercial loan products that we provide.

LOANS

     We have the ability to provide a broad range of commercial and retail lending services. As of December 31, 2000, our loan portfolio consisted of approximately 32% commercial loans (including commercial real estate loans), 25% residential mortgage loans (including home equity loans), 15% residential construction loans and 28% automobile and other consumer loans. We follow a uniform credit policy which sets forth underwriting and loan administration criteria, including levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. At December 31, 2000, substantially all loans outstanding were to customers within our market area.

     Commercial Loans. Commercial loans are made primarily to small- and medium-sized businesses. These loans are made on a secured and, to a very limited extent, an unsecured basis and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. We generally look to a borrower's business operations as the principal source of repayment, but also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees. Approximately 27% of our commercial loans are commercial real estate loans secured by a first mortgage on real estate. In addition, virtually all of our commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

     Commercial lending involves more risk than residential lending because loan balances are greater and repayment is dependent upon the borrower's operations. We attempt to minimize the risks associated with these transactions by generally limiting our lending to owner-operated businesses with an established profitable history. In many cases, risk is further reduced by requiring supporting letters of credit, personal guarantees or additional collateral.

     Residential Mortgage Loans. We originate residential mortgage loans, which are generally long-term, with either fixed or variable interest rates. Our general policy is to retain some portion of variable interest rate mortgage loans in our loan portfolio and to sell virtually all fixed rate loans in the secondary market. This policy is subject to review by management and may be revised as a result of changing market and economic conditions and other factors. We also offer home equity loans. We do not retain servicing rights with respect to the residential mortgage loans that we originate and sell into the secondary market.

     Personal Loans and Lines of Credit. We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. We retain all of such loans.

     Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower's continuing financial stability and are thus likely to be adversely affected by job loss, illness or personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We underwrite our loans carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income. These loans are generally expected to be repaid on a monthly repayment schedule with the payment amount tied to the borrower's periodic income. We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.

     Loan Policies. Although we take a progressive and competitive approach to lending, we emphasize high quality in our loans. Management believes that quality control is achievable while still providing prompt and personal service. We are subject to written loan policies that contain general lending guidelines and are subject to periodic review and revision by our Loan Committee and our board of directors. These policies concern loan administration, documentation, approval and reporting requirements for various types of loans.

     We recognize that lending money involves a degree of business risk. Our loan policies are designed to assist us in managing the business risk involved in making loans. These policies provide a general framework for our loan operations while recognizing that not all loan activities and procedures can be anticipated.

     Our loan policies include procedures for oversight and monitoring of our lending practices and loan portfolio. We have a Loan Committee comprised currently of our President, our Executive Vice President and other lending officers along with at least two outside directors. Our President has signatory authority for secured loans up to $200,000 and unsecured loans up to $50,000, and our Executive Vice President has signatory authority for secured loans up to $150,000 and unsecured loans up to $50,000. Various other lending officers have signatory authority for secured loans ranging from $20,000 to $100,000 and for unsecured loans ranging from $5,000 to $25,000. These limits are cumulative for commercial loans up to a maximum loan of $400,000, allowing an officer loan committee to approve a loan higher than one officer's limit but less than the sum of their limits, so long as one of the officers approving the loan is either the President or the Executive Vice President. Residential mortgage loans meeting Federal Home Loan Mortgage Corporation guidelines for credit quality and documentation may be approved by our Vice President of Mortgage Loans, up to the established maximum conforming loan amount as periodically determined by secondary market agencies such as FHLMC and FNMA. Residential mortgage loans not meeting FHLMC guidelines may be approved by our Vice President of Mortgage Loans up to $100,000. All loan limits are subject to review and revision by our board of directors and the Loan Committee from time to time. The Loan Committee is responsible for approving all loans that exceed the established limits for our officers.

     Our loan policies provide guidelines for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral, including the following maximum loan-to-value ratios:

     -  raw land (65%)
     -  land development (75%)
     -  commercial and multi-family real estate (80%)
     -  one- to four-family residential real estate (80%)
     -  improved property, including farmland (80%)
     - junior liens on real estate (90%, or 100% if we hold the senior mortgage)

     We use credit risk insurance, principally for owner-occupied residential real estate mortgage loans where the loan-to-value ratio exceeds 80%. Regulatory and supervisory loan-to-value limits are established by the Federal Deposit Insurance Corporation Improvement Act of 1991. Our internal loan-to-value limitations follow those limits.

     Our loan policies also include other underwriting standards for loans secured by liens on real estate. These underwriting standards are designed to determine the maximum loan amount for which a borrower can qualify based upon the type of collateral securing the loan and the borrower's income and ability to repay the loan. Monthly payment obligations, including the proposed loan, any residential mortgage loan payment or rent and child support or alimony payment (if any) should not exceed 40% of the borrower's gross monthly income. Monthly housing expense, including the residential mortgage loan payment, real estate taxes and insurance on the property, or rent, should not exceed 30% of gross monthly income. In addition, the loan policies require that we obtain a written appraisal by a state certified appraiser for loans in excess of $250,000 secured by real estate, subject to certain limited exceptions. The appraiser must be selected by us and must be independent and licensed. For loans secured by real estate that are less than $250,000, we may elect to conduct an in-house real estate evaluation.

     Our loan policies also include maximum loan terms for each category of loans secured by liens on real estate. Loans secured by one- to four-family residential real estate or multi-family residential real estate with variable interest rates have a maximum term of 20 years. Loans secured by commercial real estate or farmland with variable interest rates are generally offered with a maximum term of 15 years, which may be increased to a maximum term of 20 years where the credit is strong and the property is very durable and desirable. Home equity loans with variable interest rates have a maximum term of 10 years. Loans secured by vacant land or by mobile homes attached to real estate are subject to a maximum term of 15 years. We generally sell to the secondary market all loans secured by residential real estate with fixed interest rates, thereby reducing our interest rate risk and credit risk.

     In addition, our loan policies provide guidelines for:

     -  personal guarantees
     -  environmental policy review
     -  loans to employees, executive officers and directors
     -  problem loan identification
     -  maintenance of a loan loss reserve
     -  other matters relating to our lending practices

DEPOSITS AND OTHER SERVICES

     Deposits. First Bank offers a broad range of deposit products, including checking, business checking, savings and money market accounts, certificates of deposit and direct-deposit services. Transaction accounts and certificates of deposit are tailored to the primary market area at rates and with fee structures competitive with those offered in Central Indiana. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. We solicit these accounts from individuals, businesses, associations, financial institutions and government entities.

     Other Services. In addition to our basic deposit products, we offer our customers certain other services, such as commercial sweep accounts and a cash management system for commercial deposit accounts, and we have implemented bank-by-phone and Internet banking capabilities. Management believes that our personalized service approach benefits from customer visits to our bank. In addition, we maintain relationships with correspondent banks and other independent financial institutions to provide other services requested by our customers, including loan participations where the requested loan amounts exceed our policies or legal lending limits.

COMPETITION

     There are many thrift institutions, credit unions and commercial banks located within our primary service area. Most are branches of larger financial institutions which, in management's view, are managed with a philosophy of strong centralization. We face competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Most of our competitors are larger and have higher lending limits than we do. In some of our newer markets we are also competing against financial institutions with established customer bases. We compete for loans principally through our ability to communicate effectively with our customers and understand and meet their needs. Management believes that our personal service philosophy enhances and will continue to enhance our ability to compete favorably in attracting individuals and small- and medium-sized businesses. We actively solicit retail customers and compete for deposits by offering customers personal attention, professional service and competitive interest rates.

EMPLOYEES

     As of December 31, 2000, we had approximately 58 full-time employees and approximately seven part-time employees. None of these employees is represented by a union. We consider relations with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

     We conduct our operations from six locations in Central Indiana:

         - Approximately 5,000 square feet at 996 South State Road 135, Greenwood, Indiana, which we occupy under a lease expiring in 2004;

         - Approximately 2,150 square feet at 1266 North Madison Avenue, Greenwood, Indiana, which we occupy under a lease expiring in 2002 with a renewal option of three years following the expiration date;

         - Approximately 1,100 square feet at 250 North State Road 135, Bargersville, Indiana, which we occupy under a lease expiring in 2002 with a renewal option of three years following the expiration date;

         - Approximately 4,000 square feet at 180 West Washington Street, Morgantown, Indiana, which we own;

         - Approximately 1,800 square feet at 110 North State Road 135, Trafalgar, Indiana, which we own; and

         - Approximately 500 square feet at Unit 1, Redbud Terrace, Nashville, Indiana, which we occupy under a lease expiring in October, 2001. We anticipate replacing this small loan office in Nashville with a building to be built and leased to us by Frank A. Rogers, one of our directors.

We believe the condition of our facilities is adequate to support our current operations.

ITEM 3.  LEGAL PROCEEDINGS

     We currently and from time to time are involved in litigation incidental to the conduct of our business. However, we are not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq OTC Bulletin Board under the symbol FBGI.OB.

     The following table sets forth the high and low sale prices of the Common Stock for the periods indicated as well as the dividends paid during the periods. Prior to September 30, 2000,our stock was not publicly traded.


             QUARTER ENDED                 HIGH          LOW        DIVIDEND
             March 1999                      -            -             $-
             June 1999                       -            -            .08
             September 1999                  -            -              -
             December 1999                   -            -            .05
             March 2000                      -            -              -
             June 2000                       -            -              -
             September 2000                  -            -              -
             December 2000                 9.00         8.00             -

     At March 21, 2001, there were approximately 127 record holders of the Common Stock.

     As reported in our registration statement on Form SB-2 (file no. 333-31520), on April 19, 1999, we issued and sold the following number of shares of our common stock (as adjusted for the subsequent 6 for 1 stock split) at their book value to the following persons for the following cash consideration. These sales were made in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

               PURCHASER                          NUMBER OF SHARES     CASH CONSIDERATION
               ---------                          ----------------     ------------------
Jerry R. Engle..................................            44,166           $    361,646
  President and Chief Executive Officer
John B. Ditmars.................................            12,216                100,029
  Executive Vice President, First Bank
Frank A. Rogers.................................            47,340                387,636
  Chairman of the Board of Directors
Gary Lewis......................................            18,006                147,439
 Director

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Our Management's Discussion and Analysis is incorporated by reference from a portion of our Annual Report to Security Holders and is filed as Exhibit 13.1 to this report.

ITEM 7.  FINANCIAL STATEMENTS.

     Our Financial Statements are incorporated by reference from a portion of our Annual Report to Security Holders and are filed as Exhibit 13.2 to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this item with respect to our directors is incorporated by reference from the section entitled "Proposal No. 1: Election of Directors" in our Proxy Statement for the 2001 Annual Meeting of Shareholders and the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in such Proxy Statement.

     Listed below is certain information about our executive officers or executive officers of our affiliates who are not directors.

                                                         AGE AT       YEAR FIRST
                                                       DECEMBER 31,    ELECTED
      NAME                    POSITION                    2000         OFFICER
      ----                    --------                 -----------    ----------

John Ditmars           Executive Vice President            44            1999

Kimberly B. Kling      Secretary, Treasurer and            33            1999
                       Chief Financial Officer

     Set forth below is the principal occupation for the last five years of each of our executive officers who is not also a director.

     John Ditmars is our Executive Vice President, a position he has held since March 1999. Previously, he was the Senior Lending Officer and head of the Commercial Lending Department at Citizens Bank of Central Indiana.

     Kimberly B. Kling is our Secretary, Treasurer and Chief Financial Officer, duties she assumed in 1999. From 1994 to 1999, she was Controller, Secretary and Treasurer for Kellie Plumbing, Inc. and Johnson County Distributors, Inc., and from 1991 to 1994 she was a staff accountant for Alemite Corporation, Charlotte, North Carolina.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in our Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from the section entitled "Voting Securities and Beneficial Owners" in our Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the section entitled "Certain Transactions" in our Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     The following exhibits are filed with this Report.

     3.1 Articles of Incorporation of First Shares Bancorp, Inc. and amendments, incorporated by reference from Exhibit 3.1 to the Registration Statement on Form SB-2 of First Shares Bancorp, Inc., file no. 333-31520, as amended (the "Registration Statement").

     3.2 Bylaws of First Shares Bancorp, Inc., incorporated by reference from Exhibit 3.2 to the Registration Statement

     4        Specimen Common Stock Certificate, incorporated by reference from
              Exhibit 4 to the Registration Statement

     10.1     1996 Stock Option Plan, incorporated by reference from Exhibit
              10.1 to the Registration Statement*

     10.2 1999 Amended and Restated Stock Option Plan, incorporated by reference from Exhibit 10.2 to the Registration Statement*

     10.3 Employment Agreement of Jerry R. Engle, incorporated by reference from Exhibit 10.3 to the Registration Statement*

     10.4 Form of Director Deferred Compensation Agreements, incorporated by reference from Exhibit 10.4 to the Registration Statement*

     10.5 Deferred Compensation Agreement dated October 26, 1999 between First Bank and H. Dean Hawkins and Termination of First Bank Deferred Compensation Agreement for H. Dean Hawkins dated January 31, 2000, incorporated by reference from Exhibit 10.5 to the Registration Statement*

     10.6 Lease Agreement dated March 29, 1999 between Greenwood ICC Realty, LLC and First State Bank, incorporated by reference from Exhibit
              10.7 to the Registration Statement

     10.7 Lease dated April 12, 1999 between M. Kenton and Linda S. Franklin and First State Bank, incorporated by reference from Exhibit 10.8 to the Registration Statement

     10.8 Lease dated December 8, 1999 between G & P Real Estate, LLC and First Bank, incorporated by reference from Exhibit 10.9 to the Registration Statement

     13.1 Management's Discussion and Analysis incorporated by reference from Annual Report to Shareholders

     13.2 Financial Statements incorporated by reference from Annual Report to Shareholders

     21       Subsidiaries of First Shares Bancorp, Inc.


---------------
*  Management contract or compensatory plan or arrangement.

Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST SHARES BANCORP, INC.


                                             By: /s/ Jerry R. Engle
                                                 ------------------------
                                                 Jerry R. Engle
                                                 President

                                             Date:  March 27, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                                          TITLE                                     DATE
    ---------                                          -----                                     ----
/s/ Frank A. Rogers                              Chairman of the Board and Director          March 27, 2001
-------------------------------
Frank A. Rogers


/s/ Jerry R. Engle                               Director and President and                  March 27, 2001
-------------------------------                  Chief Executive Officer
Jerry R. Engle                                   (Principal Executive Officer)


/s/ John Ditmars                                 Executive Vice President                    March 27, 2001
-------------------------------                  and Chief Operating Officer
John Ditmars                                     (Principal Operating Officer)


/s/ Kimberly B.  Kling                           Secretary, Treasurer and Chief              March 27, 2001
-------------------------------                  Financial Officer
Kimberly B. Kling                                (Principal Accounting Officer)


/s/ Ralph M. Foley                               Director                                    March 27, 2001
-------------------------------
Ralph M. Foley


/s/ H. Dean Hawkins                              Director                                    March 27, 2001
-------------------------------
H. Dean Hawkins


/s/ Gary W. Lewis                                Director                                    March 27, 2001
-------------------------------
Gary W. Lewis


/s/ R. J. McConnell                              Director                                    March 27, 2001
-------------------------------
R. J. McConnell

/s/ William J. Meredith                          Director                                    March 27, 2001
-------------------------------
William J. Meredith


                                                 Director                                    March 27, 2001
--------------------------------
Norman D. Stockton