Form 10QSB
period 2001-03-31
FIRST SHARES BANCORP INC
filed 2001-05-15
CIK 1107257

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

Class                                             Outstanding at May 11, 2001
Common Stock, with $.01 par                            1,052,779 shares

                           FIRST SHARES BANCORP, INC.

                                      INDEX



PART I.        FINANCIAL INFORMATION

Item 1.

         Consolidated Balance Sheets - March 31, 2001 and December 31, 2000

         Consolidated Statements of Operations and Comprehensive Income/Loss --
               Three Months Ended March 31, 2001 and 2000

         Consolidated Statements of Cash Flows - Three Months Ended
               March 31, 2001 and 2000

         Notes to Consolidated Financial Statements - March 31, 2001

Item 2.

         Management's Discussion and Analysis of Financial Condition and
               Results of Operations



PART II.       OTHER INFORMATION

Item 6.

         Exhibits and Reports on Form 8-K



SIGNATURES

                           FIRST SHARES BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                      (unaudited)
                                                                       March 31,    December 31,
                                                                         2001           2000
                                                                         ----           ----
ASSETS
Cash and due from banks                                               $   4,849      $   3,394
Securities available for sale                                            18,733         15,772
Securities held to maturity (fair values of
  $278 and $277)                                                            275            276
FHLB stock, at cost                                                         670            670
Loans held for sale                                                       1,582            494
Loans                                                                    83,926         81,409
     Less:  Allowance for loan losses                                      (955)          (910)
                                                                      ---------      ---------
         Loans, net                                                      82,971         80,499

Premises and equipment, net                                               2,060          2,091
Intangible assets, net                                                      152            163
Cash surrender value of life insurance                                    2,215          2,189
Accrued interest receivable and other assets                                834            888
                                                                      ---------      ---------

                                                                      $ 114,341      $ 106,436
                                                                      =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Noninterest-bearing deposits                                     $  10,381      $  10,177
     Interest-bearing deposits                                           89,900         80,531
                                                                      ---------      ---------
         Total deposits                                                 100,281         90,708
     Federal funds purchased                                              1,224          2,600
     Federal Home Loan Bank advances                                      3,800          4,300
     Note Payable                                                         1,750          1,750
     Accrued interest payable and other liabilities                         576            479
                                                                      ---------      ---------
                                                                        107,631         99,837

Shareholders' equity
     Common stock, $.01 par value:  10,000,000 shares authorized,
     1,052,779 shares issued and outstanding                                 11             11
     Additional paid in capital                                           4,674          4,674
     Retained Earnings                                                    1,907          1,891
     Accumulated other comprehensive income                                 118             23
                                                                      ---------      ---------
                                                                          6,710          6,599
                                                                      ---------      ---------

                                                                      $ 114,341      $ 106,436
                                                                      =========      =========


--------------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
                   Three months ended March 31, 2001 and 2000
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

                                                             2001         2000
                                                             ----         ----
Interest income
    Loans, including related fees                          $ 1,922      $ 1,169
    Taxable securities                                         292          243
    Nontaxable securities                                       11           13
    Other                                                        7           31
                                                           -------      -------
       Total Interest Income                                 2,232        1,456

Interest expense
    Deposits                                                 1,174          800
    Other                                                       99           17
                                                           -------      -------
       Total Interest Expense                                1,273          817
                                                           -------      -------

NET INTEREST INCOME                                            959          639

Provision for loan losses                                       78          120
                                                           -------      -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            881          519

Noninterest income
    Service charges on deposit accounts                         60           43
    Mortgage banking activity                                   79           10
    Increase in cash surrender value of life insurance          26            4
    Security Losses                                             (1)           -
    Other                                                       54           28
                                                           -------      -------
       Total Noninterest Income                                218           85

Noninterest expenses
    Salaries and employee benefits                             631          564
    Occupancy                                                   97           96
    Equipment and data processing                              102           84
    Legal/Accounting/Professional Services                      25           21
    Postage                                                     17           15
    Advertising/Marketing                                       20           31
    Stationery and office supplies                              21           32
    Telephone                                                   34           39
    Other                                                      136          120
                                                           -------      -------
       Total Noninterest Expense                             1,083        1,002
                                                           -------      -------

INCOME/(LOSS) BEFORE INCOME TAXES                               16         (398)

Income tax benefit                                               -            -
                                                           -------      -------

NET INCOME/(LOSS)                                          $    16      $  (398)
                                                           =======      =======

Comprehensive Income/(Loss)                                $   111      $  (462)
                                                           =======      =======

Per share data
    Earnings/(Loss) per share                              $   .02      $  (.60)
    Earnings/(Loss) per share, assuming dilution               .02         (.60)


--------------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2001 and 2000
                                   (Unaudited)
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------


                                                                             2001          2000
                                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                      $     16      $   (398)
    Adjustments to reconcile net income (loss)
      to net cash from operating activities:
       Depreciation and amortization                                             70            74
       Provision for loan losses                                                 78           120
       Stock option compensation expense                                          -             3
       Discount (accretion) and premium amortization                            (17)          (29)
       Loss on sale of securities                                                 1             -
       Amortization of intangible asset                                          11            10
       Changes in assets and liabilities:
          Loans held for sale                                                (1,088)         (282)
          Interest receivable and other assets                                   28          (533)
          Interest payable and other liabilities                                 33           106
                                                                           --------      --------
       Net cash from operating activities                                      (868)         (929)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales, maturities, calls and pay downs of securities
      available for sale                                                      6,166         8,383
    Proceeds from maturities of securities held to maturity                       -            11
    Purchases of securities available for sale                               (8,951)       (9,348)
    Loans made to customers net of payments received                         (2,550)      (11,029)
    Premises and equipment purchases                                            (39)         (259)
    Purchase of life insurance contract                                           -        (1,674)
                                                                           --------      --------
       Net cash from investing activities                                    (5,374)      (13,916)

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in deposit accounts                                                9,573        14,794
    Proceeds from Federal Home Loan Bank advances                             2,000             -
    Payments on Federal Home Loan Bank advances                              (2,500)            -
    Change in Federal Funds Purchased                                        (1,376)        1,400
                                                                           --------      --------
              Net cash from financing activities                              7,697        16,194
                                                                           --------      --------

Net change in cash and cash equivalents                                       1,455         1,349

Cash and cash equivalents at beginning of period                              3,394         2,649
                                                                           --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  4,849      $  3,998
                                                                           ========      ========

--------------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of First Shares Bancorp, Inc. (the Company) and its wholly owned subsidiary, First Bank (the Bank). The significant accounting policies followed for interim financial reporting are consistent with the policies followed for annual reporting. The consolidated interim financial statements have been prepared according to Generally Accepted Accounting Principles and in accordance with the instructions for Form 10-QSB. The interim statements do not include all information and footnotes normally included in the annual financial statements. It is the opinion of management that all adjustments necessary for a fair presentation of the results for the reporting period have been included in the accompanying consolidated financial statements and all adjustments are of a normal recurring nature. Certain prior period information may be reclassified to conform to the 2001 presentation.


NOTE 2 - SECURITIES

The amortized cost and fair values of securities are as follows:

                                                     ------------------------March 31, 2001 -----------------------
                                                                          Gross           Gross
                                                        Amortized      Unrealized      Unrealized          Fair
                                                          Cost            Gains          Losses            Value
                                                          ----            -----          ------            -----
AVAILABLE FOR SALE
U.S. Treasury and government
  agency securities                                  $     12,701     $        176    $         (3)    $     12,874
Obligations of states and
  political subdivisions                                      585                -             (11)             574
Other securities                                            2,514               30              (2)           2,542
Mortgage backed securities                                  2,737                9              (3)           2,743
                                                     ------------     ------------    ------------     ------------

                                                     $     18,537     $        215    $        (19)    $     18,733
                                                     ============     ============    ============     ============
HELD TO MATURITY
Obligations of states and
  political subdivisions                             $        275     $          3    $          -     $        278
                                                     ============     ============    ============     ============

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                                     ----------------------December 31, 2000 ----------------------
                                                                          Gross           Gross
                                                        Amortized      Unrealized      Unrealized          Fair
                                                          Cost            Gains          Losses            Value
                                                          ----            -----          ------            -----
AVAILABLE FOR SALE
U.S. Treasury and government
  agency securities                                  $     12,917     $         71    $        (14)    $     12,974
Obligations of states and
  political subdivisions                                      739                -             (18)             721
Other securities                                            1,474               18             (15)           1,477
Mortgage backed securities                                    604                -              (4)             600
                                                     ------------     ------------    -------------    ------------

                                                     $     15,734     $         89    $        (51)    $     15,772
                                                     ============     ============    ============     ============

HELD TO MATURITY
Obligations of states and
  political subdivisions                             $        276     $          1    $          -     $        277
                                                     ============     ============    ============     ============



NOTE 3 - LOANS

Total loans are comprised of the following:

                                                     March 31,    December 31,
                                                      2001             2000
                                                      ----             ----

     Commercial                                   $     20,246    $     19,047
     Commercial Real Estate                              7,556           6,902
     Residential Real Estate                            20,168          20,227
     Construction                                       11,797          12,148
     Consumer                                           24,159          23,085
                                                  ------------    ------------

                                                  $     83,926    $     81,409
                                                  ============    ============

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

                                                    March 31,        March 31,
                                                      2001             2000
                                                      ----             ----

     Balance, January 1                              $   910         $   549
     Provision charged to operations                      78             120
     Loans charged off                                   (40)            (21)
     Recoveries                                            7              11
                                                     -------         -------

     Balance, March 31                               $   955         $   659
                                                     =======         =======



NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

                                                    March 31,      December 31,
                                                      2001            2000
                                                      ----            ----

     Land                                            $    26         $    26
     Buildings and improvements                          766             755
     Leasehold improvements                              573             573
     Furniture and equipment                           1,692           1,664
                                                     -------         -------
         Total                                         3,057           3,018
     Accumulated depreciation                           (997)           (927)
                                                     -------         -------
                                                     $ 2,060         $ 2,091
                                                     =======         =======


NOTE 6 - BORROWINGS

The Bank has advances from the Federal Home Loan Bank. Advances at March 31, 2001 and December 31, 2000 were as follows:

Maturity Date            Interest Rate     March 31, 2001     December 31, 2000
-------------------------------------------------------------------------------

April 2, 2001            6.30%             $    -             $1,000
June 19, 2001            6.30%                  -              1,500
September 10, 2001       5.40%                800                800
January 23, 2006         4.73%              1,000                  -
December 27, 2010        5.30%              1,000              1,000
March 7, 2011            4.75%              1,000                  -
                                           ------             ------
                                           $3,800             $4,300
                                           ======             ======


The advances are collateralized by eligible securities and first mortgage loans under a blanket lien arrangement.

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

NOTE 6 - BORROWINGS  (Continued)

During the second quarter of 2000, the Company obtained a $2,000 line of credit which had an outstanding balance of $1,750 at quarter end. The line has a maturity date of June 30, 2001 and a variable interest rate, which was 8.00% at quarter end.


NOTE 7 - EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period. A reconciliation of the numerators and denominators used to compute earnings per share is presented below:

                                                                              March 31,         March 31,
                                                                                2001              2000
                                                                                ----              ----
     EARNINGS/(LOSS) PER SHARE
          Net income/(loss)                                                  $       16        $     (398)
                                                                             ==========        ==========
          Weighted Average shares outstanding                                 1,052,779           664,512
                                                                             ==========        ==========
     EARNINGS/(LOSS) PER SHARE                                               $      .02        $     (.60)
                                                                             ==========        ==========

     EARNINGS/(LOSS) PER SHARE ASSUMING DILUTION
          Net income/(loss)                                                  $       16        $     (398)
                                                                             ==========        ==========
          Weighted average shares outstanding                                 1,052,779           664,512
          Add: effect of assumed stock options exercised, if dilutive               566                 -
                                                                             ----------        ----------
          Weighted average and dilutive potential shares outstanding          1,053,345           664,512
                                                                             ==========        ==========
     EARNINGS/(LOSS) PER SHARE ASSUMING DILUTION                             $      .02        $     (.60)
                                                                             ==========        ==========


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENT

Beginning January 1, 2001 a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this pronouncement did not have a material effect on the Company's financial results.

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


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000


Net Income

Having achieved our short-term growth objectives during 1999 and 2000, as outlined in our strategic plan, the focus for the current year has been to restore profitability. Banking offices currently total six.

Although growth and expansion expenses have had an adverse impact on profits during the prior two years, 2001 has seen a stabilization of expenses and increased net interest and non-interest income giving us a profitable first quarter. Net income for the three months ended March 31, 2001 was $16,000 or $.02 per share compared to a net loss of $(398,000) or $(.60) per share for the same three months in 2000. Return on average assets (ROA) for 2001 was .06% compared to (2.14)% for 2000 on an annualized basis, while return on average equity (ROE) was .98% compared to (35.82)% for the same period last year, also on an annualized basis.


Net Interest Income

Net interest income is the difference between interest and fees realized on interest earning assets and interest paid on interest bearing liabilities. The net interest margin is this difference expressed as a percentage of average earning assets.

For the three months ended March 31, 2001, net interest income totaled $959,000, representing a $320,000 or 50.1% increase over the same period for 2000. This increase in net interest income is the result of our continued growth in earning assets, with our expanded branch network and continued gains in market share in existing markets.

                           FIRST SHARES BANCORP, INC.

Interest income through March 31, 2001 was $2.2 million, compared to $1.5 million in 2000, an increase of $700,000 or 46.7% from last year. Most of the improvement in interest income is attributed to growth in the loan portfolio. Average investments, including securities and federal funds sold, were $18.2 million in 2001, down by $483,000 from 2000's $18.6 million level, a decrease of 2.6%. The average loan balance showed strong growth, increasing from $50.6 million in 2000 to $83.7 million in 2001, an increase of $33.1 million or 65.4%. The increased volume of earning assets has been the key contributor to growth in interest income, although average yields, on a fully tax equivalent basis, also increased, rising to 8.79% in 2001 from 8.45% in 2000.

Interest expense reflects similar growth trends, with deposits and other borrowings funding asset growth. Interest expense year to date in 2001 increased $456,000, or 55.8%, compared to 2000. The increase is volume driven, as average deposits increased by a total of $28.0 million, or 40.9%, compared to March 31, 2000. Time deposits comprised most of the increase, with the average balance rising by $14.9 million or 35.5% over March 31, 2000. Average other borrowings increased from $1.2 million for year to date 2000 to $6.2 million for 2001. These borrowings consist primarily of Federal Home Loan Bank advances and bore an average cost of 6.41% in 2001. The average cost of interest bearing liabilities was 5.55% in 2001 compared to 5.29% in 2000, driven by the average cost of other borrowings, which rose from 5.62% for the three months ending March 31, 2000 to 6.41% for 2001.

The effect of an increase in cost of funds offset by a slightly higher increase in yields on earning assets was improvement of the net interest margin. Through March 31, 2001, the net interest margin was 3.79%, compared to 3.73% for 2000.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount that we believe to be sufficient to absorb losses inherent in the loan portfolio. We conduct, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The provision for loan losses was $78,000 for the three months of 2001 compared to $120,000 in 2000 and the allowance grew to $955,000 at March 31, 2001 from $910,000 at December 31, 2000. The 2001 decrease in provision and relatively small increase in the allowance were in recognition of the strong asset quality of the portfolio. Net charge offs through the first three months of 2001 were $40,000, representing .05% of the total loan portfolio. The allowance for loan losses at the end of March 2001 was $955,000, or 1.12% of total loans, compared to $659,000, or 1.15% of total loans at March 31, 2000.

Nonperforming loans have decreased $99,000, to $20,000 since year-end. The amount of nonperforming loans remains modest (.02% at March 31, 2001 compared to
 .15% at year end 2000).

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

                           FIRST SHARES BANCORP, INC.

Noninterest Income and Expense

Noninterest income increased $133,000, or 156.5% to $218,000 for 2001 compared to $85,000 in 2000. A portion of the increase is attributed to the larger number of deposit accounts and a change in fee structure on those accounts, which increased service charge income by 39.5%. The majority of the increase can be attributed to mortgage banking activity as declining interest rates spurred activity in this area. An additional key man life insurance policy was also purchased during the first quarter of 2000 adding $29,000 in earnings on the cash surrender value of director's life insurance for the first quarter of 2001 compared to $4,000 for the same period in 2000, an increase of $25,000 or 625.0%.

Noninterest expense remained relatively stable with a modest increase of $81,000 or 8.1%, reaching $1.1 million for the first three months of 2001 as compared to $1.0 million for the same period in 2000. The primary factor contributing to the increase in noninterest expense is employee salaries and benefits impacted largely by annual salary increases.

Approximately $9,000 of the increase in equipment and data processing was attributable to a new internet banking product introduced to our customers in July of 2000. Advertising and marketing expense decreased to $20,000 compared to $31,000 in 2000, as we believe that our marketing efforts in the past year have effectively established our institution in the market place.


Income Taxes

No tax benefit has been recorded in 2001. We have a net operating loss carryforward of approximately $1.4 million.



FINANCIAL CONDITION

Total assets were $114.3 million at March 31, 2001 compared to $106.4 million at year-end 2000, an increase of $7.9 million or 7.43%. Increased loan totals were funded primarily by increased deposits.


Securities

Securities are designated as either available for sale or as held to maturity. To provide more flexibility and better support for our current strategy, held to maturity securities have been allowed to mature and pay-off, with all security purchases since March 1999 classified as available for sale. With the influx of deposits, investments in securities increased nearly $3.0 million, with the growth occurring in mortgage backed securities. The portfolio remains largely comprised of government agency securities.

                           FIRST SHARES BANCORP, INC.

Loans

Total loans, excluding loans held for sale, increased $2.5 million or 3.1% from year-end 2000 to March 31, 2001. Loan growth was spurred by growth in the consumer and commercial areas.

Consumer loan growth remains strong, comprising the largest single segment of the portfolio at 28.8%. Consumer loans totaled $24.2 million at March 31, 2001, increasing $1.1 million or 4.65% from year-end. The indirect loan market remains robust, with relationships maintained with local auto and recreational vehicle dealers, providing this segment with strong growth opportunities. Underwriting standards for indirect loans are consistent with the standards applied to direct loans in an effort to maintain strong asset quality.

Commercial and commercial real estate loans grew by 7.1% or $1.9 million from December 31, 2000 to March 31, 2001, combined, and comprised 33.1% of our portfolio at the period end. Growth in this segment was attributed to the continued strong local economy, primarily in the Greenwood area, and further penetration in our market areas.

 Residential mortgages, including loans held for sale, increased $1.1 million or 5.0% to $21.8 million. Mortgage banking provides our customers with a wider array of mortgage loan products. At period end 2001, loans held for sale, which are carried at the lower of cost or fair value, totaled $1.6 million. All loans are sold servicing released.


Deposits and Other Borrowings

Total deposits increased $9.6 million or 10.6%, from year-end 2000 to March 31, 2001, as we continue to gain market share. Noninterest-bearing deposits increased to $10.4 million from $10.2 million. At March 31, 2001, $24.6 million or 40.9% of our time deposits had balances greater than $100,000. The average balance of time deposits issued in amounts greater than $100,000 totaled $22.5 million for the first quarter of 2001, compared to $14.3 million for 2000, representing 39.6% and 34.1% of total average time deposits in each period.

While deposits have funded a significant portion of our growth, we have also obtained funding from the Federal Home Loan Bank (FHLB). The advances from the FHLB have variable interest rates, which range from 4.73% to 5.40% at March 31, 2001 and mature between September 10, 2001 and March 7, 2011. See footnote 6 for detail. At March 31, 2001, we also had federal funds purchased, which were obtained to meet the daily reserve requirement as set by the Federal Reserve Bank. Additionally, we have a line of credit established at the holding company level, with a significant portion of these proceeds contributed to First Bank to support continued growth. With the increase in deposit balances since year end, we were able to reduce balances for other borrowings.

                           FIRST SHARES BANCORP, INC.

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

At March 31, 2001, our Tier 1 risked based capital and leverage ratios for the Bank were 8.71% and 7.36%, levels which meet the regulatory guidelines of "well capitalized." Our total risk based capital ratio was 9.74%, meeting the regulatory guidelines to be designated as "adequately capitalized."

At December 31, 2000 total risk based capital ratio was 10.14%, above the 10% "well-capitalized" level. The decrease in capital ratios since year-end resulted from higher average assets.

Given our rapid growth rate, the regulatory agencies requires us to maintain a Bank leverage ratio of 7%, calculated using actual assets rather than average assets. At March 31, 2001, this ratio was 7.05%.


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

We believe we have sufficient liquidity to meet reasonable borrower, depositor, and creditor needs in the present economic environment. We have not received any recommendations from regulatory authorities which would materially affect liquidity or operations.

                           FIRST SHARES BANCORP, INC.

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

At March 31, 2001, we had a negative one-year interest rate gap of 34.8% of interest earning assets. This compares to a negative 41.8% gap at December 31, 2000. The closing of the gap is a result of more loans repricing during the one-year time frame at March 31, 2001 than at year-end 2000.


Part II.  OTHER INFORMATION

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

               3.2 Amended and Restated By-Laws of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement.

       b.)  Reports on 8-K - No Reports were filed.



SIGNATURES

                                     FIRST SHARES BANCORP, INC.


Date:  May 15, 2001                  By:  /s/ Jerry R. Engle
                                          -------------------------------------
                                                 Jerry R. Engle
                                                 President and Chief Executive
                                                 Officer

Date:  May 15, 2001                  By:  /s/ Kimberly B. Kling
                                          -------------------------------------
                                                 Kimberly B. Kling
                                                 Secretary, Treasurer and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)