Form 10QSB
period 2001-06-30
FIRST SHARES BANCORP INC
filed 2001-08-10
CIK 1107257

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1994 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                             Outstanding at August 10, 2001
Common Stock, with $.01 par                                     1,052,779 shares


Transitional Small Business Format: Yes ( )             No (x)

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.

     Consolidated Balance Sheets - June 30, 2001 and December 31, 2000

     Consolidated Statements of Operations and Comprehensive Income/(Loss)
          -- Six Months Ended June 30, 2001 and 2000

     Consolidated Statements of Operations and Comprehensive Income/(Loss)
          -- Three Months Ended June 30, 2001 and 2000

     Consolidated Statements of Cash Flows - Six Months Ended
          June 30, 2001 and 2000

     Notes to Consolidated Financial Statements - June 30, 2001

Item 2.

     Management's Discussion and Analysis of Financial Condition and
          Results of Operations



PART II.  OTHER INFORMATION


Item 4.

     Submission of Matters to a Vote of Security Holders

Item 6.

     Exhibits and Reports on Form 8-K


SIGNATURES

                           FIRST SHARES BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


                                                                     (unaudited)
                                                                       June 30,     December 31,
                                                                         2001           2000
                                                                         ----           ----
ASSETS
Cash and due from banks                                               $   7,553      $   3,394
Federal funds sold                                                        1,536              -
                                                                      ---------      ---------
     Cash and cash equivalents                                            9,089          3,394
Securities available for sale (at market)                                19,904         15,772
Securities held to maturity (fair values of
  $278 and $277)                                                            275            276
FHLB stock, at cost                                                         670            670
Loans held for sale                                                       1,075            494
Loans                                                                    87,036         81,409
     Less:  Allowance for loan losses                                      (991)          (910)
                                                                      ---------      ---------
         Loans, net                                                      86,045         80,499

Premises and equipment, net                                               2,015          2,091
Intangible assets, net                                                      141            163
Cash surrender value of life insurance                                    2,241          2,189
Accrued interest receivable and other assets                                932            888
                                                                      ---------      ---------

                                                                      $ 122,387      $ 106,436
                                                                      =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Noninterest-bearing deposits                                     $  10,499      $  10,177
     Interest-bearing deposits                                           98,984         80,531
                                                                      ---------      ---------
         Total deposits                                                 109,483         90,708
     Federal Funds Purchased                                                  -          2,600
     Federal Home Loan Bank advances                                      3,800          4,300
     Note Payable                                                         1,750          1,750
     Accrued interest payable and other liabilities                         537            479
                                                                      ---------      ---------
                                                                        115,570         99,837

Shareholders' equity
     Common stock, $.01 par value:  10,000,000 shares authorized,
       1,052,779 shares issued and outstanding                               11             11
     Additional paid in capital                                           4,674          4,674
     Retained Earnings                                                    2,030          1,891
     Accumulated other comprehensive income                                 102             23
                                                                      ---------      ---------
                                                                          6,817          6,599
                                                                      ---------      ---------

                                                                      $ 122,387      $ 106,436
                                                                      =========      =========

--------------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
                     Six months ended June 30, 2001 and 2000
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


                                                             2001        2000
                                                             ----        ----
Interest income
    Loans, including related fees                          $ 3,878     $ 2,666
    Taxable securities                                         630         555
    Nontaxable securities                                       21          26
    Other                                                       20          51
                                                           -------     -------
       Total Interest Income                                 4,549       3,298

Interest expense
    Deposits                                                 2,338       1,794
    Other                                                      204          68
                                                           -------     -------
       Total Interest Expense                                2,542       1,862
                                                           -------     -------

NET INTEREST INCOME                                          2,007       1,436

Provision for loan losses                                      163         290
                                                           -------     -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          1,844       1,146

Noninterest income
    Service charges on deposit accounts                        138          79
    Mortgage banking revenue                                   158          32
    Increase in cash surrender value of life insurance          59          34
    Securities gains (losses)                                    8          (1)
    Other                                                       83          85
                                                           -------     -------
       Total Noninterest Income                                446         229

Noninterest expenses
    Salaries and employee benefits                           1,251       1,173
    Occupancy                                                  175         194
    Equipment and data processing                              207         203
    Legal/Accounting/Professional Services                      72          42
    Postage                                                     37          35
    Advertising/Marketing                                       45          74
    Stationery and office supplies                              40          65
    Telephone                                                   60          67
    Other                                                      264         258
                                                           -------     -------
       Total Noninterest Expense                             2,151       2,111
                                                           -------     -------

INCOME (LOSS) BEFORE INCOME TAXES                              139        (736)

Income tax expense (benefit)                                     -           -
                                                           -------     -------

NET INCOME (LOSS)                                          $   139     $  (736)
                                                           =======     =======

Comprehensive Income (Loss)                                $   218     $  (789)
                                                           =======     =======

Per share data
    Earnings/(loss) per share                              $   .13     $ (1.11)
    Earnings/(loss) per share, assuming dilution               .13       (1.11)


--------------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
                For the three months ended June 30, 2001 and 2000
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


                                                             2001        2000
                                                             ----        ----
Interest income
    Loans, including related fees                          $ 1,956     $ 1,498
    Taxable securities                                         338         311
    Nontaxable securities                                       10          13
    Other                                                       13          20
                                                           -------     -------
       Total Interest Income                                 2,317       1,842

Interest expense
    Deposits                                                 1,164         994
    Other                                                      105          51
                                                           -------     -------
       Total Interest Expense                                1,269       1,045
                                                           -------     -------

NET INTEREST INCOME                                          1,048         797

Provision for loan losses                                       85         170
                                                           -------     -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            963         627

Noninterest income
    Service charges on deposit accounts                         78          36
    Mortgage banking revenue                                    79          22
    Increase in cash surrender value of life insurance          33          30
    Securities gains/(losses)                                    9          (1)
    Other                                                       29          57
                                                           -------     -------
       Total Noninterest Income                                228         144

Noninterest expenses
    Salaries and employee benefits                             620         609
    Occupancy                                                   78          98
    Equipment and data processing                              105         119
    Legal/Accounting/Professional Services                      47          21
    Postage                                                     20          20
    Advertising/Marketing                                       25          43
    Stationery and office supplies                              19          33
    Telephone                                                   26          28
    Other                                                      128         138
                                                           -------     -------
       Total Noninterest Expense                             1,068       1,109
                                                           -------     -------

INCOME (LOSS) BEFORE INCOME TAXES                              123        (338)

Income tax expense (benefit)                                     -           -
                                                           -------     -------

NET INCOME (LOSS)                                          $   123     $  (338)
                                                           =======     =======

Comprehensive Income/(Loss)                                $   107     $  (327)
                                                           =======     =======

Per share data
    Earnings/(loss) per share                              $   .12     $  (.51)
    Earnings/(loss) per share, assuming dilution               .12        (.51)



--------------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2001 and 2000
                                   (Unaudited)
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------


                                                                  2001          2000
                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                           $    139      $   (736)
    Adjustments to reconcile net income (loss)
      to net cash from operating activities:
       Depreciation and amortization                                 141           158
       Provision for loan losses                                     163           290
       Stock option compensation expense                               -             5
       Discount (accretion) and premium amortization                 (25)          (31)
       (Gain)/loss on sale of securities                              (8)            -
       Amortization of intangible asset                               22            22
       Changes in assets and liabilities:
          Loans held for sale                                       (581)         (109)
          Interest receivable and other assets                       (44)         (824)
          Interest payable and other liabilities                       6           179
                                                                --------      --------
       Net cash from operating activities                           (187)       (1,046)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales, calls, maturities and principal
      payments on securities available for sale                   10,379        10,317
    Proceeds from maturities of securities held to maturity            -            11
    Purchases of securities available for sale                   (14,346)      (11,378)
    Purchase of FHLB stock                                             -          (541)
    Loans made to customers net of payments received              (5,709)      (22,745)
    Premises and equipment purchases                                 (65)         (398)
    Increase in cash surrender value of life insurance               (52)       (1,699)
                                                                --------      --------
       Net cash from investing activities                         (9,793)      (26,433)

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in deposit accounts                                    18,775        16,590
    Payments on Federal Home Loan Bank advances                   (2,500)            -
    Advances from Federal Home Loan Bank                           2,000        12,600
    Federal Funds Purchased                                       (2,600)        1,400
    Proceeds from Note Payable                                         -         1,750
                                                                --------      --------
          Net cash from financing activities                      15,675        32,340
                                                                --------      --------

Net change in cash and cash equivalents                            5,695         4,861

Cash and cash equivalents at beginning of period                   3,394         2,649
                                                                --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  9,089      $  7,510
                                                                ========      ========


--------------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2001
              (Dollar amounts in thousands, except per share data)


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


NOTE 2 - SECURITIES

The amortized cost and fair values of securities at June 30, 2001 and December 31, 2000 are as follows:

                                                     ------------------------ June 30, 2001 ----------------------
                                                                          Gross           Gross
                                                       Amortized       Unrealized      Unrealized          Fair
                                                         Cost             Gains           Losses           Value
                                                         ----             -----           ------           -----
AVAILABLE FOR SALE
U.S. Treasury and government
  agency securities                                  $     11,987     $        158    $         (6)    $     12,139
Obligations of states and
  political subdivisions                                      575                -             (12)             563
Other securities                                            1,566               32               -            1,598
Mortgage backed securities                                  5,608               21             (25)           5,604
                                                     ------------     ------------    ------------     ------------

                                                     $     19,736     $        211    $        (43)    $     19,904
                                                     ============     ============    ============     ============

HELD TO MATURITY
Obligations of states and
  political subdivisions                             $        275     $          3    $          -     $        278
                                                     ============     ============    ============     ============

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2001


NOTE 2 - SECURITIES (Continued)

                                                     --------------------- December 31, 2000 ----------------------
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
                                                     ============     ============    ============     ============


NOTE 3 - LOANS

Total loans are comprised of the following:

                                                                                    June 30,      December 31,
                                                                                      2001            2000
                                                                                      ----            ----
     Commercial                                                                   $     23,184    $     19,047
     Commercial Real Estate                                                              7,414           6,902
     Residential Real Estate                                                            21,455          20,227
     Construction                                                                       10,658          12,148
     Consumer                                                                           24,325          23,085
                                                                                  ------------    ------------

                                                                                  $     87,036    $     81,409
                                                                                  ============    ============


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

                                                                                    June 30,        June 30,
                                                                                      2001            2000
                                                                                      ----            ----
     Balance, January 1                                                           $        910    $        549
     Provision charged to operations                                                       163             290
     Loans charged off                                                                    (111)            (92)
     Recoveries                                                                             29              16
                                                                                  ------------    ------------

     Balance, June 30                                                             $        991    $        763
                                                                                  ============    ============

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2001


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

                                                                 June 30,       December 31,
                                                                   2001             2000
                                                                   ----             ----
     Land                                                      $         26    $         26
     Buildings and improvements                                         766             755
     Leasehold improvements                                             573             573
     Furniture and equipment                                          1,718           1,664
                                                               ------------    ------------
         Total                                                        3,083           3,018
     Accumulated depreciation                                        (1,068)           (927)
                                                               ------------    ------------
                                                               $      2,015    $      2,091
                                                               ============    ============


NOTE 6 - BORROWINGS

The Bank has advances from the Federal Home Loan Bank. Advances at June 30, 2001 and December 31, 2000 were as follows:

Maturity Date                     Interest Rate        June 30, 2001        December 31, 2000
---------------------------------------------------------------------------------------------
April 2, 2001                     6.30%                $    -               $1,000
June 19, 2001                     6.30%                     -                1,500
September 10, 2001                4.15%                   800                  800
January 23, 2006                  4.73%                 1,000                    -
December 27, 2010                 5.30%                 1,000                1,000
March 7, 2011                     4.75%                 1,000                    -
                                                       ------               ------
                                                       $3,800               $4,300
                                                       ======               ======

The advances are collateralized by eligible securities and first mortgage loans under a blanket lien arrangement.

During the second quarter of 2000, the Company obtained a $2,000 line of credit which had an outstanding balance of $1,750 at quarter end. The line had a maturity date of June 30, 2001 and has been extended to August 30, 2001. The variable interest rate was 5.48% at quarter end.

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2001


NOTE 7 - EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period.

                                                     Six months ended                    Three months ended
                                                June 30,          June 30,            June 30,        June 30,
                                                  2001              2000                2001            2000
                                                  ----              ----                ----            ----
   EARNINGS (LOSS) PER SHARE
       Net income (loss)                     $         139     $         (736)     $         123     $    (338)
                                             =============     ==============      =============     =========

       Weighted average shares
         outstanding                             1,052,779            664,512          1,052,779       664,512
                                             =============     ==============      =============     =========

       EARNINGS/(LOSS) PER SHARE             $         .13     $        (1.11)     $         .12     $    (.51)
                                             =============     ==============      =============     =========


   DILUTED EARNINGS/(LOSS) PER SHARE

       Net income (loss)                     $         139     $         (736)     $         123     $    (338)
                                             =============     ==============      =============     =========

       Weighted average common shares
         outstanding for basic earnings
          per common shares                      1,052,779            664,512          1,052,779       664,512
                                             =============     ==============      =============     =========

       Add:  Dilutive effects of assumed
         exercises of stock options                  6,885                  -             11,060             -
                                             =============     ==============      =============     =========

       Average shares and dilutive
         potential common shares                 1,059,664            664,512          1,063,839       664,512
                                             =============     ==============      =============     =========

       DILUTED EARNINGS/(LOSS) PER SHARE     $         .13     $        (1.11)     $         .12     $    (.51)
                                             =============     ==============      =============     =========


During the second quarter, 37,000 options were granted to directors and key employees. Options were granted with an exercise price equal to the fair value at the date of grant. No options have been exercised.

                           FIRST SHARES BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Such risks could include: increases in competitive pressure from other financial institutions in our markets, unexpected increases in loan losses, changes in market interest rates, unanticipated changes in our level of growth or our ability to manage the growth, changes in economic conditions in our markets, or legislative or regulatory changes.

RESULTS OF OPERATIONS FOR THE QUARTERS AND PERIODS ENDED JUNE 30, 2001 AND 2000

Net Income

During the first half of 2001, we have continued focusing on earnings as outlined in our strategic plan. Banking offices currently total six.

Although growth and expansion opportunities have had an adverse impact on profits during the prior two years, 2001 has been profitable due to a stabilization of expenses and increased net interest income and non-interest income. Net income for the six months ended June 30, 2001 was $139,000 or $.13 per share compared to a loss of $(736,000) or $(1.11) per share reported for the same six months in 2000. Return on average assets (ROA) for the first six months of 2001 was .24% compared to (1.78)% for 2000 on an annualized basis, while return on average equity (ROE) for 2001 was 4.22% compared to (35.28)% for the same period last year, also on an annualized basis.


Net Interest Income

Net interest income is the difference between interest and fees realized on interest earning assets and interest paid on interest bearing liabilities. The net interest margin is this difference expressed as a percentage of average earning assets.

For the first half of 2001, net interest income totaled $2.0 million, representing a $571,000 or 39.8% increase over the first half of 2000. This increase in net interest income is the result of our continued growth in earning assets and continued gains in market share in existing markets. Interest income through June 30, 2001 was $4.5 million, compared to $3.3 million in 2000, an increase of $1.2 million or 37.9% from last year.

The improvement in interest income is attributed to growth in the loan portfolio. The average loan balance showed strong growth, increasing from $57.0 million in 2000 to $85.5 million in 2001, an increase of $28.5 million or 50.0%. Average investments, including securities and federal funds sold, were relatively stable totaling $20.0 million in 2001, compared to

$19.4 million in 2000. The increased volume of earning assets has been the key contributor to growth in interest income, as average yields, on a fully tax equivalent basis, remained stable at 8.64% in 2001 and 8.68% in 2000. This represents a decrease over first quarter 2001 results, when the tax equivalent average yield was 8.79% due to the current decreases in interest rates made by the Federal Reserve Bank.

Interest expense reflects similar growth trends, with deposits and other borrowings funding asset growth. Interest expense for 2001 increased $680,000, or 36.52%, compared to 2000. The increase is volume driven, as average deposits increased, in nearly all categories, by a total of $22.0 million, or 32.92%, compared to 2000. Time deposits increased the most, with the average balance rising by $13.2 million. The average cost of interest bearing liabilities remained stable at 5.32% in 2001, compared to 5.34% in 2000.

With average yields and average costs of interest bearing liabilities both remaining stable, the effect was a stabilization of the net interest margin. Through June 30, 2001, the net interest margin was 3.83%, compared to 3.80% for 2000.

For the quarters ended June 30, 2001 and 2000, interest income increased from $1.8 million to $2.3 million, with the increase in loan interest being the primary contributor due to the growth in the loan portfolio. Interest expense also experienced an increase, with expense reaching $1.3 million for the second quarter of 2001 compared to $1.0 million for the same period last year. Net interest income was $1.0 million for the second quarter of 2001, compared to $797,000 in 2000, an increase of $251,000 or 31.49%.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount that we believe to be sufficient to absorb losses inherent in the loan portfolio. We conduct, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The provision for loan losses was $163,000 for the first half of 2001 compared to $290,000 in 2000. The 2001 and 2000 provision for the allowance was in recognition of strong loan growth during these periods, rather than to provide for significant charge-off activity. Net charge-offs through the first half of 2001 were only $82,000, representing .09% of the total loan portfolio. Included in the charge-offs was one loan totaling approximately $36,000. The allowance for loan losses at the end of the first half 2001 was $991,000, or 1.12% of total loans, compared to $763,000, or 1.11% of total loans at June 30, 2000.

Nonperforming loans have increased $258,000 to $377,000 since year end, as three loans totaling approximately $149,000 for one customer and one loan totaling approximately $133,000 for another customer were placed on non-accrual status. While nonperforming loans have increased since year-end, as a percentage of the total loan portfolio, the amount of nonperforming loans remains modest (.43% at June 30, 2001 compared to .15% at year end 2000).

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

For the quarters ended June 30, 2001 and 2000, provision expense decreased to $85,000 from $170,000. Provision expense is at sufficient levels to maintain the allowance at levels sufficient to cover probable loss in the portfolio.


Noninterest Income and Expense

Noninterest income increased $217,000, or 94.8% to $446,000 for 2001 compared to $229,000 in 2000. A portion of the increase is attributed to the larger number of deposit accounts and a change in fee structure on those accounts, which increased deposit service charge income by 80%. The majority of the increase can be attributed to higher mortgage banking revenue as declining rates continue to spur activity in this area. Mortgage banking revenue rose $126,000 from $32,000 during the first half of 2000 to $158,000 for the same period in 2001, an increase of 393.75%. An additional key man life insurance policy was purchased during the first quarter of 2000 adding $59,000 in earnings on the cash surrender value of director's life insurance for the six months ended June 2001 as compared to $34,000 for the same six months in 2000, an increase of $25,000 or $73.53%. Other noninterest income in 2001 includes a $12,000 increase in debit card fees, a new product started during the second quarter of 2000.

Noninterest expense remained relatively stable with a modest increase of $40,000 or 1.89% reaching $2.1 million for the first half of 2001. The largest contributors to the increase in noninterest expense were salary and employee benefits and legal, accounting and professional services.

Salary and employee benefits expense increased from $1.2 million for the first half of 2000 to $1.3 million for the first half 2001, an increase of $78,000 or 6.7% impacted largely by annual salary increases.

Legal, accounting and professional expenses rose from $42,000 for the first half of 2000 to $72,000 for the first half of 2001, an increase of $30,000 or 71.4%. The majority of the increase is due to additional expenses incurred related to the reporting requirements of being a publicly held company.

Advertising expense decreased to $45,000 compared to $74,000 in 2000. We believe that our marketing efforts in the past year have effectively established our institution in the market place, and plan to continue to control expenses in this area. Another area of cost savings is in stationery and office supplies. During 2001, we have centralized the inventory and ordering process, reducing expenses by $25,000, or 38.5% for the first six months of 2001.

For the quarters ended June 30, 2001 and 2000, noninterest income increased from $144,000 to $228,000, a change of $84,000 or 58.3%. Much of this increase is attributable to the increased mortgage banking revenue with service charges on deposit accounts following closely.

Noninterest expense posted a modest decline, decreasing by $41,000 or 3.70%. Premise and equipment accounted for nearly half of the decrease.

Income Taxes

No tax benefit has been recorded in 2001. We have a net operating loss carryforward of approximately $1.4 million.


FINANCIAL CONDITION

Total assets reached $122.4 million at June 30, 2001 compared to $106.4 million at year-end 2000, an increase of $16.0 million or 15.0%. Increased loan totals were funded primarily by increased deposits.


Securities

Securities are designated as either available for sale or as held to maturity. To provide more flexibility and better support for our current strategy, held to maturity securities have been allowed to mature and pay-off, with all security purchases since March 1999 classified as available for sale.


Loans

Total loans, excluding loans held for sale, increased $5.6 million or 6.9% from year-end 2000 to June 30, 2001. Loan growth occurred in nearly all categories.

Consumer loans continue to comprise the largest segment of the portfolio at 27.9%. Consumer loans totaled $24.3 million at June 30, 2001, increasing $1.2 million or 5.37% from year-end. The indirect loan market remains robust, with relationships maintained with local auto and recreational vehicle dealers providing this segment with strong growth opportunities. Underwriting standards for indirect loans are consistent with the standards applied to direct loans in an effort to maintain strong asset quality.

Commercial and commercial real estate loans grew by 17.9% or $4.7 million from December 31, 2000 to June 30, 2001 and combined, comprised 35.16% of our portfolio at the period end. Growth in these segments was attributed to the continued strong local economy, primarily in the Greenwood area, and further penetration in our market areas. Residential mortgages, excluding loans held for sale, increased $1.2 million or 6.07% to $21.5 million.

Mortgage banking activity remains strong, providing our customers with a wider array of mortgage loan products. At June 30, 2001, loans held for sale, which are carried at the lower of cost or fair value, totaled $1.1 million. All loans are sold service released.

Deposits and Other Borrowings

Total deposits increased $18.8 million or 20.7%, from year-end 2000 to June 30, 2001, as we continue to gain market share. Noninterest-bearing deposits increased to $10.5 million from $10.2 million. At June 30, 2001, $30.1 million or 45.4% of our time deposits had balances of greater than $100,000. The average balance of time deposits issued in amounts greater than

$100,000 totaled $24.1 million in 2001 and $17.7 million in 2000, representing 40.8% and 40.0% of total average time deposits in each period.

While deposits have funded a significant portion of our growth, we have also obtained funding from the Federal Home Loan Bank (FHLB). The advances from the FHLB have various terms, with rates ranging from 4.15% to 5.30% and maturities from September 10, 2001 to March 7, 2011. Additionally, we obtained bank financing at the holding company level, with a significant portion of these proceeds contributed to First Bank as additional capital to support continued growth. With the increase in deposit balances since year-end, we have been able to reduce other borrowings.

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

At June 30, 2001, our Tier 1 risked based capital ratio and leverage ratio for the Bank were 8.8% and 7.1%, levels which meet the regulatory guidelines of "well capitalized." Our total risk based capital ratio was 9.9%, meeting the regulatory guidelines to be designated as "adequate."

At December 31, 2000 our total risk based capital ratio was 10.1%, above the 10% "well capitalized" level along with the Tier 1 risked based capital ratio at 9.1% and the leverage ratio at 7.9%. The decline in the capital ratios is the result of higher average assets.

Given our rapid growth, the regulatory agencies require us to maintain a Bank leverage of 7%, calculated using actual assets rather than average assets. At June 30, 2001, this ratio was 6.7%. Regulators were notified that we were under the 7% ratio. We have also requested that we be released from this requirement. No notice of any action has been received.

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

At June 30, 2001, we had a negative one- year interest rate gap of 38.3% of interest earning assets. This compares to a negative 41.8% at December 31, 2000. The decreased negative gap is primarily the result of a large amount of time deposits maturing within the next 3-6 months and more loans repricing during the one-year time frame at June 30, 2001 than at year-end 2000.




Part II.  OTHER INFORMATION

          ITEM 4.  Submission of  Matters To a Vote of Security Holders.

     On May 22, 2001 the registrant held an annual meeting of shareholders. Three directors, Jerry R. Engle, H. Dean Hawkins and R. J. McConnell, were elected to three-year terms. The terms of the following other directors continued after the meeting:

Ralph M. Foley
Gary W. Lewis
William J. Meredith
Frank A. Rogers
Norman D. Stockton

The votes were as follows:

Nominee                     For        Against/Withheld       Abstain
-------                   -------      ----------------       -------

Jerry R. Engle            877,187               -                -
H. Dean Hawkins           872,195           4,992                -
R. J. McConnell           877,187               -                -

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

                    3.2 Amended and Restated By-Laws of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement.

            b.) Reports on 8-K - No Reports were filed.




SIGNATURES

                                              FIRST SHARES BANCORP, INC.

Date: August 10, 2001                   By: /s/ Jerry R. Engle
                                            ------------------------------
                                                  Jerry R. Engle
                                                  President and Chief
                                                  Executive Officer

Date: August 10, 2001                   By: /s/ Kimberly B. Kling
                                            ------------------------------
                                                  Kimberly B. Kling
                                                  Secretary, Treasurer and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)