Form 10QSB
period 2001-09-30
FIRST SHARES BANCORP INC
filed 2001-11-07
CIK 1107257

                           FIRST SHARES BANCORP, INC.






                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

Class                                           Outstanding at November 7, 2001
Common Stock, with $.01 par                            1,052,779 shares


Transitional Small Business Format:  Yes (   )    No ( X )

                           FIRST SHARES BANCORP, INC.
                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.

     Consolidated Balance Sheets - September 30, 2001 and December 31, 2000

     Consolidated Statements of Operations and Comprehensive Income/(Loss) -
          Nine Months Ended September 30, 2001 and 2000

     Consolidated Statements of Operations and Comprehensive Income/(Loss)-
          Three Months Ended September 30, 2001 and 2000

     Consolidated Statements of Cash Flows - Nine Months Ended September 30,
          2001 and 2000

     Notes to Consolidated Financial Statements - September 30, 2001

Item 2.

     Management's Discussion and Analysis of Financial Condition and Results of
          Operations


PART II. OTHER INFORMATION

Item 6.

     Exhibits and Reports on Form 8-K


SIGNATURES

                           FIRST SHARES BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


                                                                     (unaudited)
                                                                     September 30,  December 31,
                                                                         2001           2000
                                                                         ----           ----
ASSETS
Cash and due from banks                                               $   5,283      $   3,394
Securities available for sale (at market)                                23,329         15,772
Securities held to maturity (market values of
  $278 and $277 in 2001 and 2000)                                           275            276
FHLB stock, at cost                                                         670            670
Loans held for sale                                                         527            494
Loans                                                                    91,635         81,409
     Less:  Allowance for loan losses                                    (1,068)          (910)
                                                                      ---------      ---------
         Loans, net                                                      90,567         80,499

Premises and equipment, net                                               1,961          2,091
Intangible assets, net                                                      130            163
Cash surrender value of life insurance                                    2,267          2,189
Accrued interest receivable and other assets                              1,007            888
                                                                      ---------      ---------

                                                                      $ 126,016      $ 106,436
                                                                      =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Noninterest-bearing deposits                                     $  11,168      $  10,177
     Interest-bearing deposits                                          101,660         80,531
                                                                      ---------      ---------
         Total deposits                                                 112,828         90,708
     Federal funds purchased                                                642          2,600
     Federal Home Loan Bank advances                                      3,000          4,300
     Note Payable                                                         1,750          1,750
     Accrued interest payable and other liabilities                         690            479
                                                                      ---------      ---------
                                                                        118,910         99,837

Shareholders' equity
     Common stock, $.01 par value:  10,000,000 shares authorized,
       1,052,779 shares issued and outstanding                               11             11
     Additional paid in capital                                           4,674          4,674
     Retained earnings                                                    2,233          1,891
     Accumulated other comprehensive income                                 188             23
                                                                      ---------      ---------
                                                                          7,106          6,599
                                                                      ---------      ---------

                                                                      $ 126,016      $ 106,436
                                                                      =========      =========

--------------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


                                                             2001        2000
                                                             ----        ----
Interest income
    Loans, including related fees                          $ 5,886     $ 4,411
    Taxable securities                                         964         844
    Nontaxable securities                                       31          38
    Other                                                       39          74
                                                           -------     -------
       Total Interest Income                                 6,920       5,367

Interest expense
    Deposits                                                 3,490       2,795
    Other                                                      279         303
                                                           -------     -------
       Total Interest Expense                                3,769       3,098
                                                           -------     -------

NET INTEREST INCOME                                          3,151       2,269

Provision for loan losses                                      250         335
                                                           -------     -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          2,901       1,934

Noninterest income
    Service charges on deposit accounts                        216         127
    Mortgage banking revenue                                   269          76
    Increase in cash surrender value of life insurance          88          64
    Securities gains/(losses)                                   27          (1)
    Other                                                      110         123
                                                           -------     -------
       Total Noninterest Income                                710         389

Noninterest expenses
    Salaries and employee benefits                           1,877       1,748
    Occupancy                                                  271         294
    Equipment and data processing                              284         276
    Legal/Accounting/Professional Services                     111          72
    Postage                                                     64          51
    Advertising/Marketing                                       75         100
    Stationery and office supplies                              58          82
    Telephone                                                   93          96
    Other                                                      436         391
                                                           -------     -------
       Total Noninterest Expense                             3,269       3,110
                                                           -------     -------

INCOME (LOSS) BEFORE INCOME TAXES                              342        (787)

Income tax expense (benefit)                                     -           -
                                                           -------     -------

NET INCOME (LOSS)                                          $   342     $  (787)
                                                           =======     =======


Comprehensive income (loss)                                $   507     $  (761)
                                                           =======     =======

Per share data
    Earnings (loss) per share                              $   .32       (1.11)
    Earnings (loss) per share, assuming dilution               .32       (1.11)

--------------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 Three months ended September 30, 2001 and 2000
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

                                                             2001        2000
                                                             ----        ----
Interest income
    Loans, including related fees                          $ 2,009     $ 1,745
    Taxable securities                                         334         288
    Nontaxable securities                                       10          13
    Other                                                       19          23
                                                           -------     -------
       Total Interest Income                                 2,372       2,069

Interest expense
    Deposits                                                 1,152       1,001
    Other                                                       75         235
                                                           -------     -------
       Total Interest Expense                                1,227       1,236
                                                           -------     -------

NET INTEREST INCOME                                          1,145         833

Provision for loan losses                                       88          45
                                                           -------     -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          1,057         788

Noninterest income
    Service charges on deposit accounts                         78          48
    Mortgage banking revenue                                   110          44
    Increase in cash surrender value of life insurance          29          30
    Securities gains/(losses)                                   19           -
    Other                                                       28          37
                                                           -------     -------
       Total Noninterest Income                                264         159

Noninterest expenses
    Salaries and employee benefits                             626         574
    Occupancy                                                   96         100
    Equipment and data processing                               77          73
    Legal/Accounting/Professional Services                      39          30
    Postage                                                     27          16
    Advertising/Marketing                                       30          26
    Stationery and office supplies                              18          17
    Telephone                                                   34          29
    Other                                                      170         134
                                                           -------     -------
       Total Noninterest Expense                             1,117         999
                                                           -------     -------

INCOME (LOSS) BEFORE INCOME TAXES                              204         (52)

Income tax benefit                                               -           -
                                                           -------     -------

NET INCOME (LOSS)                                          $   204     $   (52)
                                                           =======     =======

Comprehensive income/(loss)                                $   290     $    27
                                                           =======     =======

Per share data
    Earnings/(loss) per share                              $   .19     $  (.07)
    Earnings/(loss) per share, assuming dilution               .19        (.07)


--------------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                                         2001          2000
                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                 $    342      $   (787)
    Adjustments to reconcile net income (loss)
      to net cash from operating activities:
       Depreciation and amortization                                       214           236
       Provision for loan losses                                           250           335
       Discount (accretion) and premium amortization                       (22)          (33)
       (Gain)/loss on sale of securities                                   (27)            1
       Amortization of intangible asset                                     33            33
       Changes in assets and liabilities:
          Loans held for sale                                              (33)          429
          Interest receivable and other assets                            (119)         (382)
          Interest payable and other liabilities                           103           (34)
                                                                      --------      --------
       Net cash from operating activities                                  741          (202)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales, calls, maturities and principal payments
      on securities available for sale                                  16,122        16,049
    Proceeds from maturities of securities held to maturity                  -            11
    Purchases of securities available for sale                         (23,356)      (14,045)
    Purchase of FHLB stock                                                   -          (541)
    Loans made to customers net of payments received                   (10,318)      (28,696)
    Premises and equipment purchases                                       (84)         (507)
    Increase on cash surrender value of life insurance                     (78)            -
    Purchase of life insurance contract                                      -        (1,725)
                                                                      --------      --------
       Net cash from investing activities                              (17,714)      (29,454)

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in deposit accounts                                          22,120        23,375
    Proceeds from Federal Home Loan Bank advances                        2,000             -
    Payments on Federal Home Loan Bank advances                         (3,300)            -
    Change in federal funds purchased                                   (1,958)        2,600
    Proceeds from note payable                                               -         1,750
    Issuance of common stock                                                 -         2,631
                                                                      --------      --------
       Net cash from financing activities                               18,862        30,356
                                                                      --------      --------

Net change in cash and cash equivalents                                  1,889           700

Cash and cash equivalents at beginning of period                         3,394         2,649
                                                                      --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  5,283      $  3,349
                                                                      ========      ========

--------------------------------------------------------------------------------

                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001
              (Dollar amounts in thousands, except per share data)

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


NOTE 2 - SECURITIES

The amortized cost and fair values of securities at September 30, 2001 and December 31, 2000 are as follows:

                                              --------------------- September 30, 2001 ---------------------

                                                                   Gross            Gross
                                                 Amortized      Unrealized       Unrealized         Fair
                                                   Cost            Gains           Losses           Value
                                                   ----            -----           ------           -----
AVAILABLE FOR SALE
U.S. Treasury and government
  agency securities                           $     11,523     $        260    $          -     $     11,783
Obligations of states and
  political subdivisions                               574                2               -              576
Other securities                                     1,305               30              (2)           1,333
Mortgage backed securities                           9,616               80             (59)           9,630
                                              ------------     ------------    ------------     ------------

                                              $     23,018     $        372    $        (61)    $     23,329
                                              ============     ============    ============     ============
HELD TO MATURITY
Obligations of states and
  political subdivisions                      $        275     $          3    $          -     $        278
                                              ============     ============    ============     ============

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001


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
                                                     ============     ============    ============     ============


NOTE 3 - LOANS

Total loans are comprised of the following:

                                                                                  September 30,   December 31,
                                                                                      2001            2000
                                                                                      ----            ----
     Commercial                                                                   $     26,661    $     19,047
     Commercial Real Estate                                                              6,848           6,902
     Residential Real Estate                                                            22,239          20,227
     Construction                                                                       10,866          12,148
     Consumer                                                                           25,021          23,085
                                                                                  ------------    ------------

                                                                                  $     91,635    $     81,409
                                                                                  ============    ============


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

                                                                                  September 30,   September 30,
                                                                                      2001            2000
                                                                                      ----            ----
     Balance, January 1                                                           $        910    $        549
     Provision charged to operations                                                       250             335
     Loans charged off                                                                    (133)            (99)
     Recoveries                                                                             41              43
                                                                                  ------------    ------------

     Balance, September 30                                                        $      1,068    $        828
                                                                                  ============    ============

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

                                                                                  September 30,   December 31,
                                                                                      2001            2000
                                                                                      ----            ----
     Land                                                                         $         26    $         26
     Buildings and improvements                                                            769             755
     Leasehold improvements                                                                572             573
     Furniture and equipment                                                             1,731           1,664
                                                                                  ------------    ------------
         Total                                                                           3,098           3,018
     Accumulated depreciation                                                           (1,137)           (927)
                                                                                  ------------    ------------
                                                                                  $      1,961    $      2,091
                                                                                  ============    ============


NOTE 6 - BORROWINGS

The Bank has advances from the Federal Home Loan Bank. Advances at September 30, 2001 and December 31, 2000 were as follows:

Maturity Date                  Interest Rate           September 30, 2001            December 31, 2000
---------------------------------------------------------------------------------------------------------
April 2, 2001                  6.30%                   $          -                  $       1,000
June 19, 2001                  6.30%                              -                          1,500
September 10, 2001             4.15%                              -                            800
January 23, 2006               4.73%                          1,000                              -
December 27, 2010              5.30%                          1,000                          1,000
March 7, 2011                  4.75%                          1,000                              -
                                                       ------------                  -------------
                                                       $      3,000                  $       4,300
                                                       ============                  =============

The advances are collateralized by first mortgage loans under a blanket lien arrangement.

During the second quarter of 2000, the Company obtained a $2,000 line of credit which had an outstanding balance of $1,750 at both year and quarter end. The line was renewed August 30, 2001 and has a new maturity date of July 31, 2002 and a variable interest rate, which was 5.27% at quarter end.

                           FIRST SHARES BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001


NOTE 7 - EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period.

                                                      Nine months ended                  Three months ended
                                                September 30,    September 30,     September 30,    September 30,
                                                    2001             2000              2001             2000
                                                    ----             ----              ----             ----
   EARNINGS (LOSS) PER SHARE
       Net income (loss)                        $        342     $       (787)     $        204     $        (52)
                                                ============     ============      ============     ============

       Weighted average shares
         outstanding                               1,052,779          707,015         1,052,779          791,096
                                                ============     ============      ============     ============

       EARNINGS/(LOSS) PER SHARE                $        .32     $      (1.11)     $        .19     $       (.07)
                                                ============     ============      ============     ============


   DILUTED EARNINGS/(LOSS) PER SHARE

       Net income (loss)                        $        342     $       (787)     $        204     $        (52)
                                                ============     ============      ============     ============

       Weighted average common shares
         outstanding for basic earnings
         per common share                          1,052,779          707,015         1,052,779          791,096

       Add:  Dilutive effects of assumed
         exercises of stock options                    8,760                -            16,178                -
                                                ------------     ------------      ------------     ------------

       Average shares and dilutive
         potential common shares                   1,061,539          707,015         1,068,957          791,096
                                                ============     ============      ============     ============

       DILUTED EARNINGS/(LOSS) PER SHARE        $        .32     $      (1.11)     $        .19     $       (.07)
                                                ============     ============      ============     ============


During the second quarter of 2001, 37,000 options were granted to directors and key employees. Options were granted with an exercise price equal to the fair value at the date of grant. No options have been exercised.


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

                           FIRST SHARES BANCORP, INC.


Effective January 1, 2002, the Company will be required to adopt a new accounting standard which addresses accounting for goodwill and other intangibles. Under this standard, goodwill will cease amortizing and be evaluated for impairment. Other intangibles will continue to amortize. The adoption of this standard is not expected to have a material impact on the Company's financial results.


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


RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


Net Income

During the current year, we have focused on earnings as outlined in our strategic plan. Banking offices currently total six.

Although growth and expansion opportunities adversely impacted profits during the prior two years, 2001 has been profitable due to a stabilization of expenses and increased net interest income and non-interest income. Net income for the nine months ended September 30, 2001 was $342,000 or $.32 per share compared to a net loss of $(787,000) or $(1.11) per share reported for the nine months ended September 30, 2000. Return on average assets (ROA) for 2001 was .39% compared to (1.20)% for 2000 on an annualized basis, while return on average equity (ROE) was 6.73% compared to (22.82)% for the same period last year, also on an annualized basis.


Net Interest Income

Net interest income is the difference between interest and fees realized on interest earning assets and interest paid on interest bearing liabilities. The net interest margin is this difference expressed as a percentage of average earning assets.

                           FIRST SHARES BANCORP, INC.


For the nine months ended September 30, 2001, net interest income totaled $3.2 million, representing an $882,000 or 38.9% increase over the same period for 2000. This increase in net interest income is the result of our continued growth in earning assets and continued gains in market share in existing markets.

Interest income through September 30, 2001 was $6.9 million, compared to $5.4 million in 2000, an increase of $1.5 million or 27.8% from last year. While the investment portfolio has increased in size, most of the improvement in interest income is attributed to growth in the loan portfolio. Average investments, including securities and federal funds sold, were $21.3 million in 2001, compared to $19.2 million in 2000. The average loan balance showed continued strong growth, increasing from $61.9 million in 2000 to $87.5 million in 2001, an increase of $25.6 million or 41.4 %. The increased volume of earning assets has been the key contributor to growth in interest income, as average yields, on a fully tax equivalent basis, decreased to 8.50% in 2001 from 8.86% in 2000. The tax equivalent average yield through the second quarter of 2001 was 8.64%, further illustrating the impact of decreases in interest rates by the Federal Reserve Bank.

Interest expense reflects similar growth trends, with deposits and other borrowings funding asset growth. Interest expense, year to date in 2001, increased $671,000, or 21.6%, compared to 2000. The increase is volume driven, as average deposits increased by a total of $23.8 million, or 34.9%, compared to 2000. Time deposits comprised most of the increase, with the average balance increasing by $15.7 million. Average other interest-bearing liabilities increased from $5.8 million for year to date 2000 to $6.7 million for 2001. These borrowings consist primarily of Federal Home Loan Bank advances bearing an average cost of 4.94% in 2001 compared to 6.72% in 2000. The average cost of interest bearing liabilities reflects the current decreases in interest rates made by the Federal Reserve Bank, and was 5.09% in 2001 compared to 5.57% in 2000.

The effect of the cost of liabilities declining faster than the yield on earning assets was an expansion of the net interest margin. Through September 30, 2001, the net interest margin was 3.88%, compared to 3.77% for 2000.

For the quarters ended September 30, 2001 and 2000, interest income increased from $2.1 million to $2.4 million, with the increase in loan interest being the primary contributor due to the growth in the loan portfolio. Interest expense remained stable, with expense of $1.2 million for the third quarter of 2001, the same as last year. Net interest income was $1.1 million for the third quarter of 2001, compared to $833,000 in 2000, an increase of $312,000 or 37.5%.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount that we believe to be sufficient to absorb losses inherent in the loan portfolio. We conduct, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The provision for loan losses was $250,000 for the nine months of 2001 compared to $335,000 in 2000 and the allowance grew to $1.1 million at September 30, 2001 from $910,000 at December 31, 2000. Net charge offs through the first nine months of 2001 were $92,000, representing .11%

                           FIRST SHARES BANCORP, INC.


of average total loans compared to $56,000 for the same period last year. Nonperforming loans have increased $161,000, to $280,000 since year-end. While nonperforming loans have increased since year-end, as a percentage of the total loan portfolio, the amount of nonperforming loans remains modest (.31% at September 30, 2001 compared to .15% at year end 2000). The allowance for loan losses at the end of the September 2001 was $1.1 million, or 1.16% of total loans, compared to $828,000, or 1.11% of total loans at September 30, 2000.

Provision expense was sufficient to cover net charge offs and to maintain the allowance at a level deemed by management adequate to cover probable losses incurred in the loan portfolio.

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

For the quarters ended September 30, 2001 and 2000, provision expense increased to $88,000 from $45,000 driven by loan growth and net charge offs.


Noninterest Income and Expense

Noninterest income increased $321,000, or 82.5% to $710,000 for 2001 compared to $389,000 in 2000. Part of the increase is attributed to the larger number of deposit accounts and a change in fee structure on those accounts, which increased deposit service charge income by 70.1%. The majority of the increase can be attributed to higher mortgage banking revenue. Mortgage banking revenue rose $193,000 from $76,000 for the nine months ended September 30, 2000 to $269,000 for the same period in 2001, an increase of 253.9%. Other noninterest income in 2001 includes a $20,000 increase in debit card fees, a new product introduced during the second quarter of 2000.

Noninterest expense increased modestly by $159,000 or 5.11%, to $3.3 million for the first nine months of 2001. The largest contributors to the increase in noninterest expense were employee salaries and benefits and legal, accounting and professional services.

Salary and employee benefits expense increased from $1.7 million for the nine months ended September 30, 2000 to $1.9 million for the same nine-month period in 2001, an increase of $129,000 or 7.38%. This increase primarily resulting from annual salary increases.

Legal, accounting and professional expenses rose from $72,000 for the nine months ended September 30, 2000 to $111,000 for the same period in 2001. The increase of $39,000 or 54.2% resulted from additional expenses incurred by the holding company related to the reporting requirements of being a publicly held company.

Advertising expenses decreased to $75,000 compared to $100,000 in 2000. We believe our marketing efforts in the past year have effectively established our institution in the market place and plan to continue curtailing expenses in this area.

                           FIRST SHARES BANCORP, INC.


For the quarters ended September 30, 2001 and 2000, noninterest income increased from $159,000 to $264,000, a change of $105,000 or 66.0%. Much of this increase is attributable to the increased mortgage banking revenue with service charges on deposit accounts following closely. Noninterest expense posted a modest increase rising from $999,000 to $1.1 million, an increase of $118,000 or 11.8%. Salary and employee benefits accounted for almost half of the increase.


Income Taxes

No tax benefit has been recorded in 2001. We have a net operating loss carryforward of approximately $1.1 million.


FINANCIAL CONDITION

Total assets were $126.0 million at September 30, 2001 compared to $106.4 million at year-end 2000, an increase of $19.6 million or 18.4%. Increased loan totals were funded primarily by increased deposits.


Securities

Securities are designated as either available for sale or as held to maturity. To provide more flexibility and better support for our current strategy, held to maturity securities have been allowed to mature and pay-off, with all security purchases since March 1999 classified as available for sale.


Loans

Total loans, excluding loans held for sale, increased $10.2 million or 12.6% from year-end 2000 to September 30, 2001. Loan growth occurred in nearly all categories.

During the third quarter of 2001, commercial loans surpassed consumer loans to comprise the largest segment of the portfolio (29.1% for commercial loans compared to 27.3% for consumer loans). Commercial loans totaled $26.7 million at September 30, 2001, increasing $7.6 million or 40.0% from year-end. Growth in this segment was attributed to the continued strong local economy, primarily in the Greenwood area, and further penetration in our market areas.

Consumer loans grew 8.39% from a year-end total of $23.1 million to $25.0 million and comprise 27.3% of the total portfolio. The indirect loan market remained robust during the third quarter, with relationships maintained with local auto and recreational vehicle dealers, providing this segment with strong growth opportunities. Underwriting standards for indirect loans are consistent with the standards applied to direct loans in an effort to maintain strong asset quality.

Residential mortgages, including loans held for sale, increased $2.0 million or 9.9% to $22.8 million. Mortgage banking provides our customers with a wider array of mortgage loan

                           FIRST SHARES BANCORP, INC.


products. At period end 2001, loans held for sale, which are carried at the lower of cost or fair value, totaled $527,000. All loans are sold servicing released.


Deposits and Other Borrowings

Total deposits increased $22.1 million or 24.4%, from year-end 2000 to September 30, 2001, as we continue to gain market share. Noninterest-bearing deposits increased to $11.2 million from $10.2 million. At September 30, 2001, $30.1 million or 43.0% of our time deposits had balances greater than $100,000. The average balance of time deposits issued in amounts greater than $100,000 totaled $25.7 million in 2001 and $16.9 million in 2000, representing 41.8% and 37.0% of total average time deposits in each period.

While deposits have funded a significant portion of our growth, we have also obtained funding from the Federal Home Loan Bank (FHLB). The advances from the FHLB have various terms with rates ranging from 4.73% to 5.3% and maturities from January 23, 2006 to March 7, 2011. At September 30, 2001, we also had federal funds purchased, which were obtained to meet the daily reserve requirement as set by the Federal Reserve Bank. Additionally, we obtained financing at the holding company level, with a significant portion of these proceeds contributed to First Bank to support continued growth. We have a $2.0 million line of credit with $1.75 million drawn at September 30, 2001. With the increase in deposit balances, we have been able to reduce other borrowings since year-end.


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

At September 30, 2001, our Tier 1 risked based capital ratio and leverage ratio for the Bank were 8.86% and 6.90%, levels which meet the regulatory guidelines of "well capitalized." Our total

                           FIRST SHARES BANCORP, INC.


risk based capital ratio was 9.97%, meeting the regulatory guidelines to be designated as "adequate."

Given our rapid growth rate, the regulatory agencies have suggested we maintain a Bank leverage ratio of 7% of actual assets. Prior quarter calculations were completed using actual assets. During September 2001, we were released from the actual assets requirement. Regulators continued their request that we maintain a 7.0% leverage ratio but calculated on average assets for the quarter. At September 30, 2001, this ratio was 6.90%. Regulators were notified. No notice of any action has been received.

At December 31, 2000 the total risk based capital ratio was 10.1%, Tier 1 risk based capital ratio was 9.1% and the leverage ratio at 7.9% all meeting the "well capitalized" designations. The decline in capital ratios since year-end resulted from growth in average assets.


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

At September 30, 2001, we had a negative one-year interest rate gap of 26.8% of interest earning assets. This compares to a negative 41.8% at December 31, 2000. The decreased negative gap is primarily the result of a large amount of time deposits maturing within the next 1-3 months and more loans re-pricing during the one-year time frame.

                           FIRST SHARES BANCORP, INC.


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

             3.2 Amended and Restated By-Laws of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement.


     b.)  Reports on 8-K - No Reports were filed.




SIGNATURES

                                        FIRST SHARES BANCORP, INC.
Date:  November 7, 2001                 By: /s/ Jerry R. Engle
                                            ------------------------------
                                                Jerry R. Engle
                                                President and Chief
                                                Executive Officer

Date:  November 7, 2001                 By: /s/ Kimberly B. Kling
                                            ------------------------------
                                                Kimberly B. Kling
                                                Secretary, Treasurer and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)