Form 10KSB40
period 2001-12-31
FIRST SHARES BANCORP INC
filed 2002-04-01
CIK 1107257

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-29837

FIRST SHARES BANCORP, INC.
(Name of small business issuer in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1948962 (I.R.S. Employer Identification No.)

996 South State Road 135 Greenwood, Indiana (Address of principal executive offices)	46143 (Zip Code)

Issuer’s Telephone Number: (317) 882-4790

Securities registered under Section 12(b) of the Exchange Act:           None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No .

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year:            $10,266,000

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 15, 2002 (See definition of affiliate in Rule 12b-2 of the Exchange Act):           $6,764,472.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceeding during the past five years)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No .

(Applicable only to corporate registrants)
Number of shares common stock outstanding, as of March 15, 2002:           1,052,779

Documents Incorporated by Reference: Proxy Statement for 2002 Annual Meeting incorporated by reference into Part III of Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes No

FIRST SHARES BANCORP, INC.

FORM 10-KSB

PART I

Item 1. Description of Business.

     The information in this section contains forward-looking statements. Although we believe that our expectations in such forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Actual results could be materially different from and worse than our expectations for various reasons, including competitive, economic and other factors.

General

     First Shares Bancorp, Inc., an Indiana corporation formed in 1991, is a bank holding company that owns all of the common shares of First Bank, an Indiana-chartered bank with deposit accounts insured by the FDIC. After years of slow growth, we implemented an aggressive new growth strategy in 1999 with the goal of capturing a significant portion of the market for banking services in the Central Indiana counties, south of Indianapolis. To help fund our growth, we conducted an initial public offering of our common shares in 2000, raising net proceeds of approximately $2.7 million.

     We offer a broad range of commercial banking products and services to small and medium-sized businesses and retail customers from our seven locations in Central Indiana. Our products include commercial, consumer and real estate loans, credit cards, a broad range of deposit products and other non-deposit banking services.

Strategy

     Bank Growth. When current management assumed control of First Shares Bancorp in March of 1999, it adopted a growth strategy of increasing assets, deposits and loans. Between March 31, 1999, and December 31, 2001, total assets increased from $44.0 million to $128.1 million (191%), total loans increased from $27.4 million to $93.7 million (242%), and deposits increased from $39.3 million to $111.4 million (183%). This growth was accomplished primarily by attracting customers from our competitors and was accomplished during periods where our ability to maximize our growth was impeded by our regulatory capital levels.

     Our goal is to continue our growth and build a profitable, customer-focused financial institution. We believe our capital structure after this offering, our management, and data and operational systems are sufficient to achieve further growth in asset size, revenues and capital. This growth should enable us to more effectively serve the needs of our customers and expand our customer base.

     We expect to continue our expansion strategy primarily through internal growth and potentially through acquisitions. We believe that our largest source of growth is through referrals by existing customers, and that the primary reason for referrals is positive customer feedback regarding our customer service and response time. The Central Indiana banking market is dominated by large national and regional financial institutions. This dominance was achieved through the purchase of Indiana-based financial institutions and holding companies over the past several years, which resulted in a significant consolidation of the Indiana banking industry. We believe that small- and medium-size businesses often are not of sufficient size to be of interest to these large banks. We also believe potential customers frequently have difficulty in finding personalized banking services and seek a banking relationship with a smaller and more service-oriented community banking organization such as us. Through our primary emphasis on customer service, management’s experience and our product lines, we will continue to focus on attracting these customers to achieve internal growth.

     We also believe that the economic expansion which has occurred in our market area contributes significantly to new opportunities for internal growth. As of the 2000 census, the most recent date for which figures were available, the three counties in which we conduct most of our activities had a combined population of approximately 196,855. One of those counties, Johnson County, was the third fastest growing county in Indiana based on population increase from 1990 to 2000. Employment in the area is in diversified sectors, including manufacturing, construction, retail trade, services and government. As of November 30, 2001, the three-county area had an unemployment rate of less than 4%.

     In order to promote internal growth, we currently pay interest on deposits at rates competitive with the highest in our market area. In addition, we have increased our loan origination efforts and have expanded our indirect consumer lending through automobile and recreational vehicle dealers.

     In addition to internal growth, we believe there may be opportunities to grow through opening new branches and possibly through branch acquisitions. We currently have six branches and an additional location from which our mortgage loan business operates. We intend to continue to evaluate the benefits of establishing new branches in appropriate locations. We believe that branch locations may continue to become available for purchase from time to time as bank holding companies eliminate certain overlapping branches resulting from bank consolidation. We have considered and intend to consider a variety of criteria when evaluating the creation or acquisition of new branches. These include (i) the geographic location, (ii) the investment required for, and opportunity costs of, the branch and (iii) economies of scale that may be achieved.

     Operations and Marketing. Our objective is to continue to build a profitable, growing community banking franchise. We believe that, in meeting the needs of consumers and small- to medium-sized businesses in our market area, our most important strategy is to provide excellent customer service. This strategy is emphasized above all others, from top management down to each bank teller. Our operational systems have been designed to complement customer service. We have Internet banking capabilities, which allow customers to perform several banking functions on-line. We believe our banking locations are small enough to facilitate personalized services and decision-making, yet of sufficient size to meet most customers’ needs.

     We seek to maximize operational and support efficiencies consistent with maintaining high quality customer service. Various management and administrative functions are consolidated, including consumer credit administration and lending, investment management and accounting. This enables branch personnel to focus better on customer service and sales.

     In expanding our banking franchise, we have focused on identifying and developing products and services that satisfy customer needs, particularly customer service. We offer a wide range of consumer deposit products including regular checking, interest bearing checking, money market accounts, regular savings, certificates of deposit, and IRAs. We also offer ATM cards and debit cards which provide customers with additional access to their accounts. Our consumer loan products include home mortgages, home equity loans, automobile loans and other secured and unsecured loans originated directly by our branches and from indirect sources. See “Loans” below for a discussion of the loan products we provide.

Loans

     We have the ability to provide a broad range of commercial and retail lending services. As of December 31, 2001, our loan portfolio consisted of approximately 36% commercial and commercial real estate loans, 27% residential mortgage loans (including home equity loans), 11% residential construction loans and 26% automobile and other consumer loans. We follow a uniform credit policy which sets forth underwriting and loan administration criteria, including levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. At December 31, 2001, substantially all loans outstanding were to customers within our market area.

     Commercial Loans. Commercial loans are made primarily to small- and medium-sized businesses. These loans are made on a secured and, to a limited extent, on an unsecured basis and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. We generally look to a borrower’s business operations as the principal source of repayment, but also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees. Approximately 39% of our commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. In addition, virtually all of our commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

     Commercial lending involves more risk than residential lending because loan balances are greater and repayment is dependent upon the borrower’s operations. We attempt to minimize the risks associated with these transactions by generally limiting our lending to owner-operated businesses with an established profitable history. In many cases, risk is further reduced by requiring personal guarantees, additional collateral or other credit enhancements as deemed necessary.

     Residential Mortgage Loans. We originate residential mortgage loans, which are generally long-term, with either fixed or variable interest rates. Our general policy is to retain all or a portion of variable interest rate mortgage loans in our loan portfolio and to sell virtually all fixed rate loans in the secondary market. This policy is subject to review by management and may be revised as a result of changing market and economic conditions and other factors. We also offer home equity loans. We do not retain servicing rights with respect to the residential mortgage loans that we originate and sell into the secondary market.

     Personal Loans and Lines of Credit. We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. We retain all of these loans.

     Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness or personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We underwrite our loans carefully, with a strong emphasis on the amount of the down payment, credit history, credit quality, collateral type, employment stability and monthly income. These loans are generally expected to be repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans helps compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.

     Loan Policies. Although we take a progressive and competitive approach to lending, we emphasize high quality in our loans. We believe that quality control is achievable while still providing prompt and personal service. We are subject to written loan policies that contain general lending guidelines and are subject to periodic review and revision by our Loan Committee and our board of directors. These policies set procedures for loan administration, documentation, approval and reporting requirements for various types of loans.

     We recognize that lending money involves a degree of risk. Our loan policies are designed to assist us in managing the risk involved in making loans. These policies provide a general framework for our loan operations while recognizing that not all loan activities and procedures can be anticipated.

     Our loan policies include procedures for oversight and monitoring of our lending practices and loan portfolio. We have a Loan Committee comprised currently of our President, our Executive Vice President and other lending officers and four outside directors. Our President has signatory authority for secured loans up to $200,000 and unsecured loans up to $50,000, and our Executive Vice President has signatory authority for secured loans up to $150,000 and unsecured loans up to $50,000. Various other lending officers have signatory authority for secured loans ranging from $20,000 to $100,000 and for unsecured loans ranging from $5,000 to $25,000. These limits are cumulative for commercial loans up to a maximum loan of $400,000, allowing up to three officers to approve a loan higher than one officer’s limit but less than the sum of their limits, so long as one of the officers approving the loan is either the President or the Executive Vice President. Residential mortgage loans meeting Federal Home Loan Mortgage Corporation guidelines for credit quality and documentation may be approved by our Vice President of Mortgage Loans, up to the established maximum conforming loan amount as periodically determined by secondary market agencies such as FHLMC and FNMA. Residential mortgage loans not meeting FHLMC guidelines may be approved by our Vice President of Mortgage Loans up to $100,000. The Loan Committee is responsible for approving all loans that exceed the above limits. All loan limits are subject to review and revision by our board of directors and the Loan Committee from time to time.

     Our loan policies provide guidelines for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral, including the following maximum loan-to-value ratios:

•	raw land (65%)

•	land development (75%)

•	commercial and multi-family real estate (80%)

•	one- to four-family residential real estate (80%)

•	improved property, including farmland (80%)

•	junior liens on real estate (90%, or 100% if we hold the senior mortgage)

     We use credit risk insurance, principally for owner-occupied residential real estate mortgage loans where the loan-to-value ratio exceeds 80%. Regulatory and supervisory loan-to-value limits are established by the Federal Deposit Insurance Corporation Improvement Act of 1991. Our internal loan-to-value limitations follow those limits.

     Our loan policies also include other underwriting standards for loans secured by liens on real estate. These underwriting standards are designed to determine the maximum loan amount for which a borrower can qualify based upon the type of collateral securing the loan and the borrower’s income and ability to repay the loan. Monthly payment obligations, including the proposed loan, any residential mortgage loan payment or rent and child support or alimony payment (if any) should not exceed 40% of the borrower’s gross monthly income. Monthly housing expense, including the residential mortgage loan payment, real estate taxes and insurance on the property, or rent, should not exceed 30% of gross monthly income. In addition, the loan policies require that we obtain a written appraisal by a state certified appraiser for loans in excess of $250,000 secured by real estate, subject to certain limited exceptions. The appraiser must be selected by us and must be independent and licensed. For loans secured by real estate that are less than $250,000, we may elect to conduct an in-house real estate evaluation.

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

     In addition, our loan policies provide guidelines for:

•	personal guarantees

•	environmental inspections of real estate

•	loans to employees, executive officers and directors

•	problem loan identification

•	maintenance of a loan loss reserve

•	other matters relating to our lending practices

Deposits and Other Services

     Deposits. We offer a broad range of deposit products, including checking, business checking, savings and money market accounts, certificates of deposit and direct-deposit services. Transaction accounts and certificates of deposit are tailored to the primary market area at rates and with fee structures competitive with those offered in Central Indiana. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law, currently $100,000. We solicit these accounts from individuals, businesses, associations, financial institutions and government entities.

     Other Services. In addition to our basic deposit products, we offer our customers certain other services, such as commercial sweep accounts, bank-by-phone and Internet banking capabilities. We believe our personalized service approach benefits from customer visits to our banking locations. In addition, we maintain relationships with correspondent banks and other independent financial institutions to provide other services requested by our customers, including loan participations where the requested loan amounts exceed our policies or legal lending limits.

Competition

     There are many thrift institutions, credit unions and commercial banks located within our primary service area. Most are branches of larger financial institutions which, in our view, are managed with a philosophy of strong centralization. We face competition from thrift institutions, credit unions and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, trust companies and other providers of financial services. Most of our competitors are larger and have higher lending limits than we do. In some of our newer markets we are also competing against financial institutions with established customer bases. We compete for loans principally through our ability to communicate effectively with our customers and understand and meet their needs. We believe that our personal service philosophy enhances and will continue to enhance our ability to compete favorably in attracting individuals and small- and medium-sized businesses. We actively solicit retail customers and compete for deposits by offering customers personal attention, professional service and competitive interest rates.

Employees

     As of December 31, 2001, we had 64 full-time employees and 10 part-time employees. None of these employees is represented by a union. We consider relations with our employees to be good.

Supervision and Regulation

General

     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), the Indiana Department of Financial Institutions (the “DFI”), the Internal Revenue Service and state taxing authorities. The effect of such statutes, regulations and policies can be significant and cannot be predicted with a high degree of certainty.

     The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, our depositors and the public, rather than our shareholders.

     Federal laws and regulations, including provisions added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and regulations promulgated thereunder, establish supervisory standards applicable to our lending activities, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

     The following references to statutes and regulations are intended to summarize certain government regulation of our business and are qualified by reference to the text of such statutes and regulations. Any change in government regulation may have a material adverse effect on our business.

First Shares Bancorp

     General. First Shares is a bank holding company and, as such, is subject to regulation by, the Federal Reserve Board under the federal Bank Holding Company Act of 1956 (the “BHCA”). Under the BHCA, First Shares is subject to examination by the Federal Reserve Board and is required to file reports of our operations and such additional information as the Federal Reserve Board may require.

     Under Federal Reserve Board policy, First Shares is expected to act as a source of financial strength to First Bank and to commit resources to support First Bank in circumstances where First Shares might not do so absent such a policy. In addition, in certain circumstances, First Shares, as an Indiana bank holding company, may be required by order of the DFI to increase the capital of First Bank or reduce the amount of its deposits.

     Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under FDICIA.

     Investments and Activities. Under current law, absent election as financial holding companies, bank holding companies are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks. They are also prohibited from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for its subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be incidental to these operations.

     In general, any direct or indirect acquisition by First Shares of any voting shares of any bank that would result in First Shares’ direct or indirect ownership or control of more than 5 percent of any class of voting shares of such bank, and any merger or consolidation of First Shares with another bank holding company, will require the prior written approval of the Federal Reserve Board under the BHCA. In acting on such applications, the Federal Reserve Board must consider various factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, the convenience and needs of the communities to be served and each party’s financial condition, managerial resources and record of performance under the Community Reinvestment Act.

     The merger or consolidation of First Bank with another bank, or the acquisition by First Bank of assets of another bank, or the assumption of liability by First Bank to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The approval decision is based upon a consideration of factors similar to those outlined above with respect to the BHCA. In addition, in certain cases, an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the DFI under the Indiana Financial Institutions Act, may be required.

     Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999 permits a bank holding company to qualify as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHCA to include a list of activities that are financial in nature, and the list includes activities such as underwriting of securities, dealing in and making a market in securities, insurance underwriting and agency activities, and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage, through financial subsidiaries, in certain of the activities permitted for financial holding companies. We have not elected to be treated as a “financial holding company” because, among other things, we have no present plans to engage in the broader range of activities permitted by the Gramm-Leach-Bliley Act.

     Dividends. First Shares is a corporation separate and distinct from First Bank. Most of First Shares’ revenues will be received in the form of dividends or interest paid by First Bank. First Bank is subject to statutory restrictions on its ability to pay dividends. See, “- First Bank — Dividends.” The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability in appropriate cases to proscribe the payment of dividends by banks and bank holding companies. The Federal Reserve Board and the DFI possess similar enforcement powers over First Bank. It is also unlawful for any insured depository institution to pay a dividend at a time when it is in default of payment of any assessment to the FDIC. The “prompt corrective action” provisions of FDICIA impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

     In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Indiana Business Corporation Law imposes certain restrictions on the declaration and payment of dividends by Indiana corporations such as First Shares. See, “Dividend Policy.”

     Federal Reserve Board Restrictions. At the direction of the Federal Reserve Board, First Shares agreed to certain restrictions in January, 2001. We have agreed that we will not do any of the following without the prior written consent of the Federal Reserve Board:

•	Declare or pay any dividends;

•	Incur any debt; or

•	Purchase or redeem any treasury stock.

     We have no indication of when the Federal Reserve Board will permit First Shares to be released from these restrictions. By letter dated February 19, 2002, the Federal Reserve Board gave its consent for First Shares to conduct this offering of Debentures and Equity Contracts and pay the interest on the Debentures.

First Bank

     General. First Bank is an Indiana banking corporation that is not a member of the Federal Reserve System. As a state-chartered, non-member bank, First Bank is subject to the examination, supervision, reporting and enforcement jurisdiction of the DFI, as the chartering authority for Indiana banks, and the FDIC, as the primary federal bank regulatory agency for state-chartered, non-member banks. First Bank’s deposit accounts are insured up to $100,000 per depositor by the Bank Insurance Fund (“BIF”) of the FDIC, which has supervision, reporting and enforcement jurisdiction over BIF insured banks. These agencies, and federal and state law, extensively regulate various aspects of the banking business including, among other things:

•	permissible types and amounts of loans

•	investments and other activities

•	capital adequacy

•	branching

•	interest rates on loans and on deposits

•	the maintenance of non-interest bearing reserves on deposit accounts

•	the safety and soundness of banking practices

     Deposit Insurance. As an FDIC-insured institution, First Bank is required to pay deposit insurance premium assessments to the FDIC. Under FDICIA, the FDIC adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and not exhibiting financial, operational or compliance weaknesses pay the lowest premium. Institutions that are less than well-capitalized (as defined by the FDIC) and exhibit such weaknesses in a moderately severe to unsatisfactory degree pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is required to establish semi-annual assessment rates so as to maintain the ratio of each deposit insurance fund to total estimated insured deposits at not less than 1.25%. Currently, the FDIC has established a schedule of BIF insurance assessments ranging from 0% of deposits for institutions in the highest category to .27% of deposits for institutions in the lowest category.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution or its directors have engaged or are engaging in unsafe or unsound practices, or have violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC, or if the institution is in an unsafe or unsound condition to continue operations. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

     Dividends. As a banking corporation organized under Indiana law, First Bank is restricted as to the maximum amount of dividends it may pay to First Shares. Indiana law prohibits First Bank from declaring or paying dividends that would impair First Bank’s capital or that would be greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of any dividend if the aggregate amount of all dividends paid by First Bank during a calendar year, including the proposed dividend, would exceed the sum of the retained net income of First Bank for the year to date and previous two years.

     The Federal Deposit Insurance Act (the “FDIA”) generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if the payment is determined, by reason of the financial condition of the bank, to be an unsafe and unsound banking practice. As described above, the Federal Reserve Board has issued a policy statement providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     Insider Transactions. First Bank is subject to certain federal and state statutory and regulatory restrictions on any extensions of credit to First Shares or any subsidiaries of First Shares, on investments in the stock or other securities of First Shares or any subsidiaries of First Shares, and on the acceptance of the stock or other securities of First Shares or any subsidiaries of First Shares as collateral for loans to any person. Certain limitations and reporting requirements are also placed on extensions of credit by First Bank to its directors and officers, to directors and officers of First Shares and any subsidiaries of First Shares, to principal shareholders of First Shares, and to “related interests” of such directors, officers and principal shareholders. In addition, this legislation and these regulations may affect the terms upon which any person who is a director or officer of First Shares or any of its subsidiaries or a principal shareholder of First Shares may obtain credit from banks with which First Bank maintains a correspondent relationship.

     Consumer Banking. Our business includes making a variety of types of loans to individuals. In making these loans, we are subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs and regulate our mortgage loan servicing activities, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, we are subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the FDIA. Violation of these laws could result in the imposition of significant damages and fines upon us and our directors and officers.

     Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States Government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or our business and earnings.

     Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”) and the implementing regulations, we have a continuing and affirmative obligation to help meet the credit needs of our local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as us, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. Our service area is currently designated as certain portions of Brown, Morgan and Johnson Counties in Indiana. Our board of directors is required to review the appropriateness of this delineation at least annually.

Capital Adequacy Requirements

     Both bank holding companies and banks are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC which vary based on differences in risk profiles. The capital adequacy guidelines issued by the Federal Reserve Board are applied on a bank-only basis until a bank and its holding company assets are $150,000,000. The FDIC’s risk-based capital guidelines apply directly to insured state banks regardless of whether they are subsidiaries of a bank holding company. Both agencies’ requirements, which are substantially similar, provide that banking organizations must have capital (as defined in the rules) equivalent to 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

     Both the Federal Reserve Board and the FDIC have also adopted minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. The guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholder’s equity, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated, and other qualifying term debt, preferred stock not qualifying for Tier 1, hybrid debt instruments and a limited allowance for credit losses up to a designated percentage of risk-weighted assets. Under these guidelines, institutions must maintain a specified minimum ratio of “qualifying” capital to risk-weighted assets. At least 50% of an institution’s qualifying capital must be “core” or “Tier 1” capital, and the balance may be “supplementary” or “Tier 2” capital. The guidelines imposed on the banks include a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 capital to assets ratio of 3%, with institutions receiving less than the highest rating required to maintain a ratio of 4% or greater, based upon their particular circumstances and risk profiles.

     Federal bank regulatory authorities have adopted regulations revising the risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank’s financial condition and is inherent to the business of banking. Under the regulations, when evaluating a bank’s capital adequacy, the revised capital standards now explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank’s economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts.

     The FDIA establishes five capital categories, and the federal bank regulatory agencies, as directed by the FDIA, have adopted, subject to certain exceptions, the following minimum requirements for each of such categories:

	Total Risk-Based	Tier 1 Risk-Based
	Capital Ratio	Capital Ratio	Leverage Ratio

Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	A ratio of tangible equity to total assets of 2% or less

Subject to certain exceptions, these capital ratios are generally determined on the basis of Call Reports submitted by each depository institution and the reports of examination of the appropriate federal bank regulatory agency.

     The foregoing capital guidelines could affect First Shares and First Bank in several ways. If First Bank grows rapidly, its capital base may become insufficient to support continued growth, making an additional capital infusion necessary. The capital guidelines could also impact First Bank’s ability to pay dividends. Rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change First Bank’s capital position in a relatively short period of time. Failure to meet these capital requirements would require First Bank to develop and file with the FDIC a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, we would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless we could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

     As of December 31, 2001, First Bank had total Tier 1 capital of $8.9 million, or 6.95% of average total assets and a 10.18% ratio of total capital to total risk-weighted assets and met the criteria to be classified by the FDIC as “well capitalized.” First Bank had agreed with the DFI and the FDIC that its ratio of Tier 1 capital to average total assets would be no less than 7.0% at December 31, 2001 and for certain prior periods, and First Bank notified both the DFI and the FDIC that its leverage ratio was 6.95% at December 31, 2001. As of January 31, 2002, First Bank’s leverage capital ratio was 7.02% and as of February 28, 2002 it was 7.10%. Neither the DFI nor the FDIC have taken any regulatory action in response to the deficiency at December 31, 2001. Any action by the FDIC or the DFI may have an adverse impact on First Bank and First Shares. If a proposed public offering is successful, however, we expect to infuse First Bank with most of the net proceeds from the sale of debentures and equity contracts, increasing First Bank’s capital ratio to between approximately 8.39% and 9.99% (based on First Bank's February 28, 2002 financial results). See “Note 17 to the financial statements.”

Gramm-Leach-Bliley Act

     The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, became effective on March 11, 2000. Among other things, the Gramm-Leach-Bliley Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. This act also creates a new “financial holding company” under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities, and authorizes such other financial activities as may be determined by rule or order of the Federal Reserve Board.

     In addition, the Gramm-Leach-Bliley Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including banks. Among other things, it will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution’s disclosure of financial information to nonaffiliated third parties. The Gramm-Leach-Bliley Act requires the federal financial regulators to promulgate regulations implementing these provisions within six months of enactment, and the statute’s privacy requirements will take effect one year after enactment.

     The Gramm-Leach-Bliley Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that First Shares and First Bank face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Gramm-Leach-Bliley Act will have on the First Shares and First Bank.

Legislative Proposals

     New proposed legislation which could significantly affect First Shares and First Bank may be introduced from time to time. We cannot predict the future course of legislative proposals or their impact on First Shares and First Bank, should they be adopted.

Item 2. Description of Property

     We conduct our operations from six locations in Central Indiana:

•	Approximately 5,000 square feet at 996 South State Road 135, Greenwood, Indiana, which we occupy under a lease expiring in 2004;

•	Approximately 2,150 square feet at 1266 North Madison Avenue, Greenwood, Indiana, which we occupy under a lease expiring on March 31, 2002 with a renewal option of three years following the expiration date, which has been exercised;

•	Approximately 1,100 square feet at 250 North State Road 135, Bargersville, Indiana, which we occupy under a lease expiring on December 31, 2002 with a renewal option of three years following the expiration date;

•	Approximately 4,000 square feet at 180 West Washington Street, Morgantown, Indiana, which we own;

•	Approximately 1,800 square feet at 110 North State Road 135, Trafalgar, Indiana, which we own;

•	Approximately 3,000 square feet at 160 East Main Street, Nashville, Indiana, located on real estate owned by an entity that is owned and controlled by Frank A. Rogers, one of our directors and which we occupy under a lease expiring on November 30, 2006; and

•	Approximately 4,800 square feet at 3195 Fairview Road, Greenwood, Indiana, which we occupy under a lease expiring on January 31, 2007, with a renewal option of five years following the expiration date.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Our Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq OTC Bulletin Board under the symbol FBGI.

     The following table sets forth the high and low sale prices of the Common Stock for the periods indicated as well as the dividends paid during the periods. Prior to September 30, 2000,our stock was not publicly traded.

Quarter Ended	High	Low	Dividend

March 2000	—	—	$—
June 2000	—	—	—
September 2000	—	—	—
December 2000	9.00	8.00	—
March 2001	8.00	6.50	—
June 2001	9.32	6.05	—
September 2001	9.24	8.00	—
December 2001	8.10	8.00	—

At December 31, 2001, there were approximately 126 record holders of the Common Stock.

     For information on regulatory restrictions on the payment of dividends, see “Item 1. Description of Business—Supervision and Regulation—First Shares Bancorp—Dividends.”

Item 6. Management’s Discussion and Analysis or Plan of Operation.

     Our Management’s Discussion and Analysis is incorporated by reference from a portion of our Annual Report to Security Holders and is filed as Exhibit 13.1 to this report.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information required by this item with respect to our directors is incorporated by reference from the section entitled “Proposal No. 1: Election of Directors” in our Proxy Statement for the 2002 Annual Meeting of Shareholders and the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in such Proxy Statement.

     Listed below is certain information about our executive officers or executive officers of our affiliates who are not directors.

		Age at	Year First
		December 31,	Elected
Name	Position	2001	Officer

John Ditmars	Executive Vice President	45	1999
Kimberly B. Kling	Secretary, Treasurer and Chief Financial Officer	34	1999

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

Item 10. Executive Compensation.

     The information required by this item is incorporated by reference from the section entitled “Executive Compensation” in our Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference from the section entitled “Voting Securities and Beneficial Owners” in our Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference from the section entitled “Certain Transactions” in our Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

     The following exhibits are filed with this Report.

3.1	Articles of Incorporation of First Shares Bancorp, Inc. and amendments, incorporated by reference from Exhibit 3.1 to the Registration Statement on Form SB-2 of First Shares Bancorp, Inc., file no. 333-31520, as amended (the “2000 Registration Statement”).

3.2	Bylaws of First Shares Bancorp, Inc., incorporated by reference from Exhibit 3.2 to the 2000 Registration Statement.

4	Specimen Common Stock Certificate, incorporated by reference from Exhibit 4 to the 2000 Registration Statement

10.1	1996 Amended and Restated Stock Option Plan, incorporated by reference from Exhibit 10.1 to the Registration Statement on Form SB-2 of First Shares Bancorp, Inc., file no. 333-83640 (the “2002 Registration Statement”).*

10.2	1999 Amended and Restated Stock Option Plan, incorporated by reference from Exhibit 10.2 to the 2000 Registration Statement.*

10.3	Employment Agreement of Jerry R. Engle and amendment thereof, incorporated by reference from Exhibit 10.3 to the 2000 Registration Statement.*

10.4	Form of Director Deferred Compensation Agreements, incorporated by reference from Exhibit 10.4 to the 2000 Registration Statement.*

10.5	Deferred Compensation Agreement dated October 26, 1999 between First Bank and H. Dean Hawkins and Termination of First Bank Deferred Compensation Agreement for H. Dean Hawkins dated January 31, 2000, incorporated by reference from Exhibit 10.5 to the 2000 Registration Statement.*

10.6	Lease Agreement dated March 29, 1999 between Greenwood ICC Realty, LLC and First State Bank, incorporated by reference from Exhibit 10.7 to the 2000 Registration Statement.

10.7	Lease dated April 12, 1999 between M. Kenton and Linda S. Franklin and First State Bank, incorporated by reference from Exhibit 10.8 to the 2000 Registration Statement.

10.8	Lease dated December 8, 1999 between G & P Real Estate, LLC and First Bank, incorporated by reference from Exhibit 10.9 to the 2000 Registration Statement.

10.9	Lease Agreement dated January 23, 2002 between R & A Enterprises, Inc. and First Bank, incorporated by reference from Exhibit 10.10 to the 2002 Registration Statement.

10.10	Commercial Lease Agreement dated February 20, 2002 between Commercial 100, L.L.C. and First Bank, incorporated by reference from Exhibit 10.11 to the 2002 Registration Statement.

13.1	Management’s Discussion and Analysis incorporated by reference from Annual Report to Shareholders. (1)

13.2	Financial Statements incorporated by reference from Annual Report to Shareholders. (1)

21	Subsidiaries of First Shares Bancorp, Inc., incorporated by reference from Exhibit 21 to the Annual Report on Form 10-KSB of First Shares Bancorp, Inc. for the year ended December 31, 2000.

*	Employee benefit plan

(1)	Filed with this report.

Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SHARES BANCORP, INC.

By:	/s/ Jerry R. Engle

Jerry R. Engle
President

Date: March 26, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank A. Rogers Frank A. Rogers	Chairman of the Board and Director	March 26, 2002

/s/ Jerry R. Engle Jerry R. Engle	Director and President and Chief Executive Officer (Principal Executive Officer)	March 26, 2002

/s/ John Ditmars John Ditmars	Executive Vice President and Chief Operating Officer (Principal Operating Officer)	March 26, 2002

/s/ Kimberly B. Kling Kimberly B. Kling	Secretary, Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 26, 2002

/s/ Ralph M. Foley Ralph M. Foley	Director	March 26, 2002

/s/ H. Dean Hawkins H. Dean Hawkins	Director	March 26, 2002

/s/ Gary W. Lewis Gary W. Lewis	Director	March 26, 2002

/s/ R. J. McConnell R. J. McConnell	Director	March 26, 2002

Signature	Title	Date

/s/ William J. Meredith William J. Meredith	Director	March 26, 2002

Norman D. Stockton	Director	March 26, 2002