Form 10QSB
period 2002-03-31
FIRST SHARES BANCORP INC
filed 2002-05-15
CIK 1107257

                           FIRST SHARES BANCORP, INC.







                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

Class                                                Outstanding at May 11, 2002
Common Stock, with $.01 par                                1,052,779 shares


Transitional Small Business Format (Check one):  Yes (    )      No ( X )

                           FIRST SHARES BANCORP, INC.



                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.

         Consolidated Balance Sheets - March 31, 2002 and December 31, 2001

         Consolidated Statements of Operations and Comprehensive Income/Loss --
                  Three Months Ended March 31, 2002 and 2001

         Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001

         Notes to Consolidated Financial Statements - March 31, 2002

Item 2.

         Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 6.

         Exhibits and Reports on Form 8-K



SIGNATURES

                           FIRST SHARES BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                    (unaudited)
                                                                     March 31,     December 31,
                                                                       2002            2001
                                                                       ----            ----
ASSETS
Cash and cash equivalents                                            $   4,849      $   6,308
Securities available for sale                                           26,436         22,881
Securities held to maturity (fair values of
  $116 and $277)                                                           115            275
FHLB stock, at cost                                                        670            670
Loans held for sale                                                      2,040          2,759
Loans, net of allowance ($1,178 and $1,148)                             90,803         89,808
Premises and equipment, net                                              2,058          2,072
Intangible assets, net                                                     108            119
Cash surrender value of life insurance                                   2,326          2,293
Accrued interest receivable and other assets                             1,040            928
                                                                     ---------      ---------
                                                                     $ 130,445      $ 128,113
                                                                     =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Noninterest-bearing deposits                                    $  12,201      $  11,253
     Interest-bearing deposits                                         100,799        100,122
                                                                     ---------      ---------
         Total deposits                                                113,000        111,375
     Federal Home Loan Bank advances                                     3,000          3,000
       Repurchase agreements                                             4,748          4,211
     Note Payable                                                        1,870          1,780
     Accrued interest payable and other liabilities                        413            484
                                                                     ---------      ---------
                                                                       123,031        120,850
Shareholders' equity
     Common stock, $.01 par value: 10,000,000 shares authorized,
      1,052,779 shares issued and outstanding                               11             11
     Additional paid in capital                                          4,674          4,674
     Retained Earnings                                                   2,867          2,583
     Accumulated other comprehensive loss                                 (138)            (5)
                                                                     ---------      ---------
                                                                         7,414          7,263
                                                                     ---------      ---------
                                                                     $ 130,445      $ 128,113
                                                                     =========      =========

--------------------------------------------------------------------------------
                             See accompanying notes.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     COMPREHENSIVE INCOME Three months ended
                             March 31, 2002 and 2001
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------

                                                              2002       2001
                                                              ----       ----
Interest income
    Loans, including related fees                           $ 1,778     $ 1,922
    Taxable securities                                          363         292
    Nontaxable securities                                         8          11
    Other                                                         8           7
                                                            -------     -------
       Total Interest Income                                  2,157       2,232

Interest expense
    Deposits                                                    830       1,174
    Other                                                        68          99
                                                            -------     -------
       Total Interest Expense                                   898       1,273
                                                            -------     -------
NET INTEREST INCOME                                           1,258         959

Provision for loan losses                                        50          78
                                                            -------     -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           1,208         881

Noninterest income
    Service charges on deposit accounts                          83          60
     Mortgage banking activity                                  118          79
    Increase in cash surrender value of life insurance           33          26
    Security Losses                                               -          (1)
    Other                                                        55          54
                                                            -------     -------
       Total Noninterest Income                                 289         218

Noninterest expenses
    Salaries and employee benefits                              729         631
    Occupancy                                                   110          97
    Equipment and data processing                               114         102
    Legal/Accounting/Professional Services                       15          25
    Advertising/Marketing                                        21          20
    Insurance                                                    28          16
    Telephone                                                    27          34
    Other                                                       169         158
                                                            -------     -------
       Total Noninterest Expense                              1,213       1,083
                                                            -------     -------
INCOME BEFORE INCOME TAXES                                      284          16

Income tax expense                                                -           -
                                                            -------     -------
NET INCOME                                                  $   284     $    16
                                                            =======     =======
Comprehensive Income                                        $   151     $   111
                                                            =======     =======
Per share data
    Earnings per share                                      $   .27     $   .02
Earnings per share, assuming dilution                           .27         .02




--------------------------------------------------------------------------------
                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                                             2002        2001
                                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                      $   284      $    16
    Adjustments to reconcile net income (loss)
      to net cash from operating activities:
       Depreciation and amortization                                            89           70
       Provision for loan losses                                                50           78
       Discount (accretion) and premium amortization                            10          (17)
       Loss on sale of securities                                                -            1
       Amortization of intangible asset                                         11           11
       Changes in assets and liabilities:
          Loans held for sale                                                  719       (1,088)
          Interest receivable and other assets                                (112)          54
          Interest payable and other liabilities                                16           33
                                                                           -------      -------
       Net cash from operating activities                                    1,067         (842)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales, maturities, calls and pay downs of securities
      available for sale                                                     1,423        6,166
    Proceeds from maturities of securities held to maturity                    160            -
    Purchases of securities available for sale                              (5,208)      (8,951)
    Loans made to customers net of payments received                        (1,045)      (2,550)
    Premises and equipment purchases                                           (75)         (39)
    Increase in cash surrender value of life insurance                         (33)         (26)
                                                                           -------      -------
       Net cash from investing activities                                   (4,778)      (5,400)

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in deposit accounts                                               1,625        9,573
    Change in repurchase agreements                                            537            -
    Proceeds from Federal Home Loan Bank advances                                -        2,000
    Payments on Federal Home Loan Bank advances                                  -       (2,500)
    Change in Federal Funds Purchase                                             -       (1,376)
    Draw on note payable                                                        90            -
                                                                           -------      -------
              Net cash from financing activities                             2,252        7,697
                                                                           -------      -------

Net change in cash and cash equivalents                                     (1,459)       1,455

Cash and cash equivalents at beginning of period                             6,308        3,394
                                                                           -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 4,849      $ 4,849
                                                                           =======      =======


--------------------------------------------------------------------------------
                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of First Shares Bancorp, Inc. (the Company) and its wholly owned subsidiary, First Bank (the Bank). The significant accounting policies followed for interim financial reporting are consistent with the policies followed for annual reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-QSB. The interim statements do not include all information and footnotes normally included in the annual financial statements. It is the opinion of management that all adjustments necessary for a fair presentation of the results for the reporting period have been included in the accompanying consolidated financial statements and all adjustments are of a normal recurring nature. Certain prior period information may be reclassified to conform to the 2002 presentation.


NOTE 2 - SECURITIES

The fair values of available for sale securities and related gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                  Gross         Gross
                                                      Fair     Unrealized    Unrealized
                                                      Value       Gains        Losses
                                                      -----       -----        ------
MARCH 31, 2002
U.S. Treasury and government agency securities       $14,503     $   122      $  (147)
Obligations of states and political subdivisions         614           -          (13)
Other securities                                       4,101           8         (139)
Mortgage backed securities                             7,218          25          (84)
                                                     -------     -------      -------

                                                     $26,436     $   155      $  (384)
                                                     =======     =======      =======

DECEMBER 31, 2001
U.S. Treasury and government agency securities       $12,547     $   156      $  (112)
Obligations of states and political subdivisions         616           -          (11)
Other securities                                       1,792           6          (14)
Mortgage backed securities                             7,926          37          (72)
                                                     -------     -------      -------

                                                     $22,881     $   199      $  (209)
                                                     =======     =======      =======


The carrying amount, unrecognized gains and losses and fair value of securities held to maturity were as follows:

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


                                                               Gross            Gross
                                             Carrying        Unrealized       Unrealized        Fair
                                               Value           Gains            Losses          Value
                                               -----           -----            ------          -----
MARCH 31, 2002
--------------
Obligations of states and
  political subdivisions                   $        115     $          1    $          -     $        116
                                           ============     ============    ============     ============


DECEMBER 31, 2001
-----------------
Obligations of states and
  political subdivisions                   $        275     $          2    $          -     $        277
                                           ============     ============    ============     ============


NOTE 3 - LOANS

Total loans are comprised of the following:

                                                                  March 31,     December 31,
                                                                    2002             2001
                                                                    ----             ----
     Commercial                                                 $     21,060    $     19,606
     Commercial Real Estate                                           12,442          12,725
     Residential Real Estate                                          24,491          24,537
     Construction                                                      9,319          10,292
     Consumer                                                         24,669          23,796
                                                                ------------    ------------

                                                                $     91,981    $     90,956
                                                                ============    ============


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

                                                                  March 31,         March 31,
                                                                    2002             2001
                                                                    ----             ----
     Balance, January 1                                         $      1,148    $        910
     Provision charged to operations                                      50              78
     Loans charged off                                                   (28)            (40)
     Recoveries                                                            8               7
                                                                ------------    ------------

     Balance, March 31                                          $      1,178    $        955
                                                                ============    ============

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

                                                     March 31,    December 31,
                                                       2002          2001
                                                       ----          ----

     Land                                           $       26    $       26
     Buildings and improvements                            770           770
     Leasehold improvements                                595           581
     Furniture and equipment                             1,964         1,914
     Vehicles                                               10             -
                                                    ----------    ----------
         Total                                           3,366         3,291
     Accumulated depreciation                           (1,307)       (1,219)
                                                    ----------    ----------
                                                    $    2,058    $    2,072
                                                    ==========    ==========


NOTE 6 - BORROWINGS

The Bank has advances from the Federal Home Loan Bank. Advances at March 31, 2002 and December 31, 2001 were as follows:

Maturity Date           Interest Rate     March 31, 2002     December 31, 2001
--------------------------------------------------------------------------------
January 23, 2006        4.73%                    1,000               1,000
March 7, 2007           4.75%                    1,000               1,000
December 27, 2011       5.30%                    1,000               1,000
                                              --------             -------
                                              $  3,000             $ 3,000
                                              ========             =======

The advances are collateralized by eligible securities and first mortgage loans under a blanket lien arrangement.

The Company maintains a line of credit with a financial institution. The Company has $2,000 available under the line, with an outstanding balance of $1,870 at quarter end. The line has a maturity date of July 31, 2002 and a variable interest rate at LIBOR plus 1.75%, which was 3.65125% at quarter end.

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 7 - EARNINGS (LOSS) PER SHARE


Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period. A reconciliation of the numerators and denominators used to compute earnings per share is presented below:

                                                                                    March 31,       March 31,
                                                                                      2002            2001
                                                                                      ----            ----
     EARNINGS PER SHARE
          Net income                                                              $        284    $         16
                                                                                  ============    ============
     Weighted average shares outstanding                                             1,052,779       1,052,779
                                                                                  ============    ============
     EARNINGS PER SHARE                                                           $        .27    $        .02
                                                                                  ============    ============

     EARNINGS PER SHARE ASSUMING DILUTION
          Net income                                                              $        284    $         16
                                                                                  ============    ============
          Weighted average shares outstanding                                        1,052,779       1,052,779
          Add: effect of assumed stock options exercised, if dilutive                   16,245             566
                                                                                  ------------    ------------
          Weighted average and dilutive potential shares outstanding                 1,069,024       1,053,345
                                                                                  ============    ============
     EARNINGS PER SHARE ASSUMING DILUTION                                         $        .27    $        .02
                                                                                  ============    ============



NOTE 8 - PUBLIC OFFERING

During the first quarter of 2002, the Company initiated a public offering of Debentures and Stock Purchase Contracts. The Company is seeking to raise a minimum of $2,500 (and a maximum of $5,000) through the sale of securities. The Debentures are unsecured and subordinated, have a term of approximately 9 years, and accrue interest at 8% per annum payable quarterly in arrears. The Debentures mature on July 1, 2011, but are redeemable by the Company at any time prior to their maturity. The Stock Purchase Contracts require a purchaser to buy common shares of the Company at $10 per share on January 1, 2011. A purchaser may elect to purchase the common shares of the Company at any time prior to that date at the same price per share. The Stock Purchase Contracts will be cancelled in the event the Debentures are redeemed. The offering is being made on a "best efforts" basis.

The Company received proceeds from this offering with closings held during the second quarter. Proceeds of $4,405, net of commissions, have been received through May 10, 2002. Proceeds of $3,000 have been contributed to the bank to support growth. The offering is scheduled to terminate June 28, 2002.

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002
              (Dollar amounts in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

A new accounting standard requires all business combinations to be recorded using the purchase method of accounting. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets with finite useful lives will continue to amortize under the new standard, whereas goodwill ceased being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Amounts previously recorded as goodwill from depository institution branch acquisitions are not presently considered to be goodwill under the new standard and these amounts will continue to be amortized.

Intangible assets recorded on the Company's balance sheet consist of core deposit intangibles acquired from a 1995 branch acquisition. The gross amount of the asset is $396 and the accumulated amortization is $288. This intangible asset is subject to amortization, and amortization expense was $11 for the first quarter of 2002 and 2001. Estimated amortization expense thereafter is as follows: 2002 $44, 2003 $44, and 2004 $31.

Effective January 1, 2002, the Company adopted a new accounting standard on impairment and disposal of long-lived assets. The effect of this new standard is not expected to be material to the financial statements.

A new accounting standard regarding asset retirement obligations will apply for 2003. Management does not believe this standard will have a material effect on the Company's financial statements.

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


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

Net Income

During 2001, we focused on increasing earnings, continued growth in loans and deposits, and increasing market share. For 2002, our focus will continue on earnings and growth. Net income for the three months ended March 31, 2002 was $284,000 or $.27 per share compared to $16,000 or $.02 per share for the same three months in 2001. Return on average assets (ROA) for 2002 was .88% compared to .06% for 2001 on an annualized basis, while return on average equity (ROE) was 15.25% compared to .98% for the same period last year, also on an annualized basis.


Net Interest Income

Net interest income is the difference between interest and fees realized on interest earning assets and interest paid on interest bearing liabilities. The net interest margin is this difference expressed as a percentage of average earning assets.

For the three months ended March 31, 2002, net interest income totaled $1.3 million, representing a $299,000 or 31.2% increase over the same period for 2001. This increase in net interest income was primarily rate driven due to the declining rates paid on interest bearing liabilities.

Interest income through March 31, 2002 declined $75,000 compared to 2001. Most of the decline in interest income is attributed to the declining rate environment of 2001 as volume continued to grow. Average investments, including securities and federal funds sold, were $27.1 million in 2002, up by $8.9 million from 2001's $18.2 million level, an increase of 49.1%. The average loan balance showed solid growth, increasing from $83.7 million in 2001 to $94.1 million in 2002, an increase of $10.4 million or 12.5%. While the increased volume of earning assets helped to contribute to growth in interest income, average yield, on a fully tax equivalent basis, decreased to 7.13% in 2002 from 8.79% in 2001 having a greater impact on the slight decline in interest income.

                           FIRST SHARES BANCORP, INC.


Interest expense, year to date, in 2002 decreased $375,000, or 29.5%, compared to 2001. The decrease is rate driven as average deposits increased by a total of $14.9 million, or 17.4%, compared to March 31, 2001. Time deposits comprised most of the increase, with the average balance rising by $9.9 million or 17.5% over March 31, 2001. Average other borrowings increased from $6.2 million for the first quarter 2001 to $9.5 million for 2002. These borrowings consist primarily of repurchase agreements and Federal Home Loan Bank advances and bore an average cost of 1.04% and 4.73%, respectively in 2002. The average cost of all interest bearing liabilities was 3.27% in 2002 compared to 5.55% in 2001. The decline in the cost of interest bearing liabilities was primarily the result of repricing deposit products.

The effect of a decrease in the cost of funds offset by a slight decrease in the yields on earning assets was improvement of the net interest margin. Through March 31, 2002, the net interest margin was 4.17%, compared to 3.79% for 2001.


Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount that we believe to be sufficient to absorb probable incurred losses in the loan portfolio. Monitoring loan quality and maintaining an adequate allowance is an ongoing process overseen by our senior management. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the board of directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for loan losses.

The provision for loan losses was $50,000 for the first three months of 2002 compared to $78,000 in 2001 and the allowance totaled $1.2 million at March 31, 2002 compared to $1.1 million at December 31, 2001. The 2002 decrease in provision and consistency in the level of the allowance reflect the stability of asset quality in the portfolio. Net charge offs through the first three months of 2002 were $28,000, representing .03% of the total loan portfolio. The allowance for loan losses at the end of March 2002 was $1.2 million, or 1.25% of total loans, compared to $955,000, or 1.12% of total loans at March 31, 2001.

Nonperforming loans have decreased $25,000, to $287,000 since year-end. The amount of nonperforming loans remains modest (.31% at March 31, 2002 compared to ..33% at year end 2001).

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

Watch category loans may include loans with loss potential that are still performing and accruing interest and may be current under the terms of the loan agreement. However, we may have a significant degree of concern about the borrower's ability to continue performing according to the terms of the loan. Loss exposure on these loans is typically evaluated based primarily upon the estimated liquidation value of the collateral securing the loan. Also, watch

                           FIRST SHARES BANCORP, INC.



list loans may include credits which, although adequately secured and performing, reflect a past delinquency problem or unfavorable financial trends exhibited by the borrower.


Noninterest Income and Expense

Noninterest income increased $71,000, or 32.6% to $289,000 for 2002 compared to $218,000 in 2001. A portion of the increase is attributed to the larger number of deposit accounts and a change in fee structure on those accounts, which increased service charge income by 38.3%. The majority of the increase can be attributed to mortgage banking activity which rose 49.4% as declining interest rates spurred activity in this area. Earnings on the cash surrender value of life insurance rose 26.9% to $33,000 compared to $26,000 for the same period in 2001.

Noninterest expense rose slightly with an increase of $130,000 or 12.0%, reaching $1.2 million for the first three months of 2002 as compared to $1.1 million for the same period in 2001. The primary factor contributing to the increase in noninterest expense is a $98,000 increase in salaries and employee benefits driven by employee health insurance and annual salary increases.


Income Taxes

No tax benefit has been recorded in 2002. We have a net operating loss carryforward of approximately $599,000.



FINANCIAL CONDITION

Total assets were $130.4 million at March 31, 2002 compared to $128.1 million at year-end 2001, an increase of $2.3 million or 1.8%. Increased loan totals were funded primarily by increased deposits.


Securities

Securities are designated as either available for sale or as held to maturity. To provide more flexibility and better support for our current strategy, held to maturity securities have been allowed to mature and pay-off, with all security purchases since March 1999 classified as available for sale. With the influx of deposits, investments in securities increased nearly $3.4 million, with the growth occurring in mortgage backed securities. The portfolio remains largely comprised of government agency securities.


Loans

Total loans, excluding loans held for sale, increased $1.0 million or 1.1% from year-end 2001 to March 31, 2002. Loan growth occurred primarily in the consumer and commercial areas.

                           FIRST SHARES BANCORP, INC.



Consumer loan growth remains strong, comprising the largest single segment of the portfolio. Consumer loans totaled $24.7 million at March 31, 2002, increasing $873,000 or 3.7% from year-end. The indirect loan market remains robust, with relationships maintained with local auto and recreational vehicle dealers, providing this segment with strong growth opportunities. Underwriting standards for indirect loans are consistent with the standards applied to direct loans in an effort to maintain strong asset quality.

Commercial and commercial real estate loans grew by 3.6% or $1.2 million from December 31, 2001 to March 31, 2002, combined, and comprised 35.6% of our portfolio at the period end. Growth in this segment was attributed to the continued strong local economy, primarily in the Greenwood area, and further penetration in our market areas.

Residential mortgages, excluding loans held for sale, comprise the second single segment of our loan portfolio. From year-end 2001 to March 31, 2002, residential mortgages decreased $765,000 or (2.8)% to $26.5 million. The decline is due to a reduction in loans held for sale. At period end 2002, loans held for sale, which are carried at the lower of cost or fair value, totaled $2.0 million, declining from the year-end total of $2.8 million as mortgage banking activity slowed in the first quarter. All loans are sold servicing released. Mortgage banking provides our customers with a wider array of mortgage loan products.


Deposits and Other Borrowings

Total deposits increased $1.6 million or 1.5%, from year-end 2001 to March 31, 2002. Noninterest-bearing deposits increased to $12.2 million from $11.2 million. At March 31, 2002, $31.6 million or 47.2% of our time deposits had balances greater than $100,000. The average balance of time deposits issued in amounts greater than $100,000 totaled $30.7 million for the first quarter of 2002, compared to $22.5 million for the first quarter 2001, representing 46.0% and 39.6% of total average time deposits in each period.

While deposits have funded a significant portion of our growth, we have also obtained funding from the Federal Home Loan Bank (FHLB). The advances from the FHLB have variable interest rates, which range from 4.73% to 5.30% at March 31, 2002 and mature between January 23, 2006 and March 7, 2011. See footnote 6 for detail. Additionally, we have a line of credit established at the holding company level, with a significant portion of these proceeds contributed to First Bank to support continued growth.


Capital

We are subject to various regulatory capital guidelines as required by federal banking agencies. These guidelines define the various components of core capital and assign risk weights to various categories of assets.

Tier 1 capital consists of shareholders' equity net of intangible assets and excluding unrealized gains and losses on securities available for sale, as defined by bank regulators. The definition of Tier 2 capital includes the amount of allowance for loan losses which does not exceed 1.25% of gross risk weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital.

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

At March 31, 2002, our Tier 1 risked based capital, total risk-based capital and leverage ratios for the Bank were 8.98%, 10.13% and 7.12%, levels which meet the regulatory guidelines of "well capitalized."

At December 31, 2001 our Tier 1 risked based capital, total risk-based capital and leverage ratios for the Bank were 9.02%, 10.18% and 6.95%, levels which meet the regulatory guidelines of "well capitalized." The decrease in capital ratios since year-end resulted from higher average assets.


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

At March 31, 2002, we had a negative one-year interest rate gap of 27.1% of interest earning assets. This compares to a negative 25.5% gap at December 31, 2001. The widening of the gap is a result of more interest bearing liabilities repricing during the one-year time frame at March 31, 2002 than at year-end 2001.

                           FIRST SHARES BANCORP, INC.



Part II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     a.) Exhibits

               3.1 Amended and Restated Articles of Incorporation of First Shares Bancorp, Inc., incorporated by reference to Exhibit
                    3.1 to the registration statement on Form SB-2 of First Shares Bancorp, Inc. (file no. 333-31520), as amended (the "2000 Registration Statement").

               3.2 Amended and Restated By-Laws of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the 2000 Registration Statement.

               10.1 Lease Agreement dated January 23, 2002 between R & A
                    Enterprises, Inc. and First Bank, incorporated by reference from Exhibit 10.10 to the registration statement on Form SB-2 of First Shares Bancorp, Inc. (file no. 333-83640), as amended (the "2002 Registration Statement").

               10.2 Commercial Lease Agreement dated February 20, 2002 between
                    Commercial 100, L.L.C. and First Bank, incorporated by reference from Exhibit 10.11 to the 2002 Registration Statement.


     b.) Reports on 8-K - No Reports were filed.



SIGNATURES

                                           FIRST SHARES BANCORP, INC.
Date:  May 15, 2002                   By:  /s/ Jerry R. Engle
                                           -------------------------------------
                                                  Jerry R. Engle
                                                  President and Chief Executive
                                                  Officer

Date:  May 15, 2002                   By:  /s/ Kimberly B. Kling
                                           ------------------------------
                                                  Kimberly B. Kling
                                                  Secretary, Treasurer and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)