Form 10QSB
period 2002-06-30
FIRST SHARES BANCORP INC
filed 2002-08-14
CIK 1107257

                           FIRST SHARES BANCORP, INC.








                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                             Outstanding at August 10, 2002
Common Stock, with $.01 par                               1,052,779 shares


Transitional Small Business Format: Yes ( )             No (X)

                           FIRST SHARES BANCORP, INC.


                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.

         Consolidated Balance Sheets - June 30, 2002 and December 31, 2001

         Consolidated Statements of Income and Comprehensive Income -
            Six Months Ended June 30, 2002 and 2001

         Consolidated Statements of Income and Comprehensive Income -
            Three Months Ended June 30, 2002 and 2001

         Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2002 and 2001

         Notes to Consolidated Financial Statements - June 30, 2002

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

         Exhibits and Reports on Form 8-K


SIGNATURES

                           FIRST SHARES BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------------------

                                                                       (Unaudited)
                                                                        June 30,       December 31,
                                                                           2002             2001
                                                                           ----             ----
ASSETS
Cash and due from banks                                                $   7,830       $   5,227
Federal funds sold                                                         2,211           1,081
                                                                       ---------       ---------
     Cash and cash equivalents                                            10,041           6,308
Securities available for sale                                             32,325          22,881
Securities held to maturity (fair values of
  $116 and $277)                                                             115             275
FHLB stock, at cost                                                          670             670
Loans held for sale                                                          567           2,759
Loans, net of allowance ($1,223 and $1,148)                               95,599          89,808
Premises and equipment, net                                                2,010           2,072
Intangible assets, net                                                        97             119
Cash surrender value of life insurance                                     2,360           2,293
Accrued interest receivable and other assets                               1,782             928
                                                                       ---------       ---------
                                                                       $ 145,566       $ 128,113
                                                                       =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Noninterest-bearing deposits                                      $  12,243       $  11,253
     Interest-bearing deposits                                           108,996         100,122
                                                                       ---------       ---------
         Total deposits                                                  121,239         111,375
     Federal Home Loan Bank advances                                       3,000           3,000
     Repurchase agreements                                                 5,830           4,211
     Note Payable                                                          1,870           1,780
     Debentures                                                            4,975               -
     Accrued interest payable and other liabilities                          573             484
                                                                       ---------       ---------
                                                                         137,487         120,850

Shareholders' equity
     Common stock, $.01 par value:  10,000,000 shares authorized,
       1,052,779 shares issued and outstanding                                11              11
     Additional paid in capital                                            4,674           4,674
     Retained Earnings                                                     3,429           2,583
     Accumulated other comprehensive loss                                    (35)             (5)
                                                                       ---------       ---------
                                                                           8,079           7,263
                                                                       ---------       ---------

                                                                       $ 145,566       $ 128,113
                                                                       =========       =========

-------------------------------------------------------------------------------
                             See accompanying notes.

                           FIRST SHARES BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    Six months ended June 30, 2002 and 2001
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------------------


                                                              2002           2001
                                                              ----           ----
Interest income
    Loans, including related fees                           $ 3,559       $ 3,878
    Taxable securities                                          804           630
    Nontaxable securities                                        17            21
    Other                                                        15            20
                                                            -------       -------
       Total Interest Income                                  4,395         4,549

Interest expense
    Deposits                                                  1,600         2,338
    Other                                                       209           204
                                                            -------       -------
       Total Interest Expense                                 1,809         2,542
                                                            -------       -------

NET INTEREST INCOME                                           2,586         2,007

Provision for loan losses                                       110           163
                                                            -------       -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,476         1,844

Noninterest income
    Service charges on deposit accounts                         189           138
    Gain on sale of loans                                       275           158
    Increase in cash surrender value of life insurance           75            59
    Securities gains                                             52             8
    Other                                                       110            83
                                                            -------       -------
       Total Noninterest Income                                 701           446

Noninterest expenses
    Salaries and employee benefits                            1,448         1,251
    Occupancy                                                   210           175
    Equipment and data processing                               214           207
    Telephone                                                    63            60
    Other                                                       521           458
                                                            -------       -------
       Total Noninterest Expense                              2,456         2,151
                                                            -------       -------

INCOME BEFORE INCOME TAXES                                      721           139

Income tax expense (benefit)                                   (125)            -
                                                            -------       -------

NET INCOME                                                  $   846       $   139
                                                            =======       =======

Comprehensive Income                                        $   816       $   218
                                                            =======       =======

Per share data
    Earnings per share                                      $   .80       $   .13
    Earnings per share, assuming dilution                       .79       $   .13

-------------------------------------------------------------------------------

                             See accompanying notes.
                                                                              4.

                           FIRST SHARES BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   Three months ended June 30, 2002 and 2001
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

-------------------------------------------------------------------------------

                                                              2002           2001
                                                              ----           ----
Interest income
    Loans, including related fees                           $ 1,781       $ 1,956
    Taxable securities                                          441           334
    Nontaxable securities                                         9            10
    Other                                                         7            17
                                                            -------       -------
       Total Interest Income                                  2,238         2,317

Interest expense
    Deposits                                                    770         1,164
    Other                                                       141           105
                                                            -------       -------
       Total Interest Expense                                   911         1,269
                                                            -------       -------

NET INTEREST INCOME                                           1,327         1,048

Provision for loan losses                                        60            85
                                                            -------       -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           1,267           963

Noninterest income
    Service charges on deposit accounts                         106            78
    Gain of sale of loans                                       157            79
    Increase in cash surrender value of life insurance           42            29
    Securities gains                                             52             9
    Other                                                        55            33
                                                            -------       -------
       Total Noninterest Income                                 412           228

Noninterest expenses
    Salaries and employee benefits                              719           620
    Occupancy                                                   100            78
    Equipment and data processing                               100           105
    Telephone                                                    36            25
    Other                                                       288           240
                                                            -------       -------
       Total Noninterest Expense                              1,243         1,068
                                                            -------       -------

INCOME BEFORE INCOME TAXES                                      436           123

Income tax expense (benefit)                                   (125)            -
                                                            -------       -------

NET INCOME                                                  $   561       $   123
                                                            =======       =======

Comprehensive Income                                        $   664       $   107
                                                            =======       =======

Per share data
    Earnings per share                                      $   .53       $   .12
    Earnings per share, assuming dilution                       .52       $   .12

-------------------------------------------------------------------------------

                             See accompanying notes.
                                                                              5.

                           FIRST SHARES BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 2002 and 2001
                                   (Unaudited)
                          (Dollar amounts in thousands)
-------------------------------------------------------------------------------

                                                                     2002           2001
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $    846       $    139
    Adjustments to reconcile net income
      to net cash from operating activities:
       Depreciation and amortization                                   157            141
       Provision for loan losses                                       110            163
       Discount (accretion) and premium amortization                    28            (25)
       (Gain) on sale of securities                                    (52)            (8)
       (Gain) on sale of other real estate owned                       (16)             -
       Amortization of intangible assets                                22             22
       Changes in assets and liabilities:
          Loans held for sale                                        2,192           (581)
          Increase in cash surrender value of life insurance           (67)           (52)
          Interest receivable and other assets                        (957)           (44)
          Interest payable and other liabilities                       108              6
                                                                  --------       --------
              Net cash from operating activities                     2,371           (239)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales, calls, maturities and principal
      payments on securities available for sale                      7,695         10,379
    Proceeds from maturities of securities held to maturity            160              -
    Purchases of securities available for sale                     (17,164)       (14,346)
    Loans made to customers net of payments received                (5,869)        (5,709)
    Premises and equipment purchases                                   (95)           (65)
    Proceeds from sale of other real estate owned                       87              -
                                                                  --------       --------
              Net cash from investing activities                   (15,186)        (9,741)

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in deposit accounts                                       9,864         18,775
    Payments on Federal Home Loan Bank advances                          -         (2,500)
    Advances from Federal Home Loan Bank                                 -          2,000
    Change in repurchase agreements                                  1,619              -
    Federal Funds Purchased                                              -         (2,600)
    Proceeds from Note Payable                                          90              -
    Proceeds from Debentures                                         4,975              -
                                                                  --------       --------
              Net cash from financing activities                    16,548         15,675
                                                                  --------       --------

Net change in cash and cash equivalents                              3,733          5,695

Cash and cash equivalents at beginning of period                     6,308          3,394
                                                                  --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 10,041       $  9,089
                                                                  ========       ========

-------------------------------------------------------------------------------

                             See accompanying notes.
                                                                              6.

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2002
              (Dollar amounts in thousands, except per share data)


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


NOTE 2 - SECURITIES

The fair values of securities available for sale and related gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                   Gross         Gross
                                                       Fair      Unrealized    Unrealized
                                                       Value       Gains         Losses
                                                      -------      -------       -------
JUNE 30, 2002
U.S. Treasury and government agency securities        $13,563      $    94       $   (25)
Obligations of states and political subdivisions        1,475            4            (9)
Other securities                                        6,162           22          (187)
Mortgage backed securities                             11,125           88           (45)
                                                      -------      -------       -------

                                                      $32,325      $   208       $  (266)
                                                      =======      =======       =======


DECEMBER 31, 2001
U.S. Treasury and government agency securities        $12,547      $   156       $  (112)
Obligations of states and political subdivisions          616            -           (11)
Other securities                                        1,792            6           (14)
Mortgage backed securities                              7,926           37           (72)
                                                      -------      -------       -------

                                                      $22,881      $   199       $  (209)
                                                      =======      =======       =======


The carrying amount, unrecognized gains and losses and fair value of securities held to maturity were as follows:

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2002
              (Dollar amounts in thousands, except per share data)


NOTE 2 - SECURITIES (Continued)

                                          Gross        Gross
                             Amortized  Unrealized   Unrealized   Fair
                               Cost       Gains        Losses     Value
JUNE 30, 2002
Obligations of states and
  political subdivisions       $115        $  1         $  -      $116
                               ====        ====         ====      ====

DECEMBER 31, 2001,
Obligations of states and
  political subdivisions       $275        $  2         $  -      $277
                               ====        ====         ====      ====


NOTE 3 - LOANS

Total loans are comprised of the following:

                                 June 30,      December 31,
                                   2002             2001
                                   ----             ----

Commercial                       $22,783          $19,606
Commercial Real Estate            12,723           12,725
Residential Real Estate           24,547           24,537
Construction                      10,347           10,292
Consumer                          26,422           23,796
                                 -------          -------

                                 $96,822          $90,956
                                 =======          =======


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:
                                         June 30,          June 30,
                                           2002             2001
                                           ----             ----
Balance, January 1                       $ 1,148           $   910
Provision charged to operations              110               163
Loans charged off                            (47)             (111)
Recoveries                                    12                29
                                         -------           -------

Balance, June 30                         $ 1,223           $   991
                                         =======           =======

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2002
              (Dollar amounts in thousands, except per share data)


NOTE 5 - EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period. A reconciliation of the numerator and denominator used to compute earnings per share is presented below:


                                            Six months ended           Three months ended
                                          June 30,      June 30,     June 30,      June 30,
                                            2002          2001         2002         2001
                                            ----          ----         ----         ----
EARNINGS PER SHARE
    Net income                          $      846    $      139    $      561    $      123

    Weighted average shares
      outstanding                        1,052,779     1,052,779     1,052,779     1,052,779
                                        ----------    ----------    ----------    ----------

    EARNINGS PER SHARE                  $      .80    $      .13    $      .53    $      .12
                                        ==========    ==========    ==========    ==========


DILUTED EARNINGS PER SHARE

    Net income                          $      846    $      139    $      561    $      123

    Weighted average shares
      outstanding                        1,052,779     1,052,779     1,052,779     1,052,779

    Add:  Dilutive effect of assumed
      exercises of stock options            16,999         6,885        17,741        11,060
                                        ----------    ----------    ----------    ----------

    Average shares and dilutive
      potential common shares            1,069,778     1,059,664     1,070,520     1,063,839
                                        ----------    ----------    ----------    ----------

    DILUTED EARNINGS PER SHARE          $      .79    $      .13    $      .52    $      .12
                                        ==========    ==========    ==========    ==========

Shares of 497,500 issuable under the mandatory stock purchase contracts were not considered in computing diluted earnings per share because they were anti-dilutive.


NOTE 6 - PUBLIC OFFERING

During the first quarter of 2002, the Company initiated a public offering of Debentures and Stock Purchase Contracts. The Company was seeking to raise a minimum of $2,500 (and a maximum of $5,000) through the sale of securities. Through June 30, 2002, gross proceeds of $4,975 have been received. The Debentures are unsecured and subordinated, have a term of approximately 9 years, and accrue interest at 8% per annum payable quarterly in arrears. The Debentures mature on July 1, 2011, but are redeemable by the Company at any time prior to

                           FIRST SHARES BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2002
              (Dollar amounts in thousands, except per share data)

NOTE 6 - PUBLIC OFFERING (CONTINUED)

their maturity. The Stock Purchase Contracts require a purchaser to buy common shares of the Company at $10 per share on January 1, 2011. A purchaser may elect to purchase the common shares of the Company at any time prior to that date at the same price per share. The Stock Purchase Contracts will be cancelled in the event the Debentures are redeemed. The offering is being made on a "best efforts" basis. Proceeds of $3,000 have been contributed to the bank to support growth. As of June 30, 2002, capitalized costs of the offering totaled $628.


NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

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

Intangible assets recorded on the Company's balance sheet consist of core deposit intangibles acquired from a 1995 branch acquisition. The gross amount of the asset is $396 and the accumulated amortization is $299. This intangible asset is subject to amortization, and amortization expense was $22 for the first six months of 2002 and 2001. Estimated amortization expense thereafter is as follows: 2002 $22, 2003 $44, and 2004 $31.

Effective January 1, 2002, the Company adopted a new accounting standard on impairment and disposal of long-lived assets. The adoption of this new standard was not material to the financial statements.

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

RESULTS OF OPERATIONS FOR THE QUARTERS AND PERIODS ENDED JUNE 30, 2002 AND 2001


NET INCOME

During the first half of 2002, we have continued focusing on earnings and growth as outlined in our strategic plan. Banking offices currently total six with the addition of a mortgage loan production office and a commercial loan production office occurring during 2002.

Net income for the six months ended June 30, 2002 was $846,000 or $.80 per share compared to $139,000 or $.13 per share reported for the same six months in 2001. Return on average assets (ROA) for the first six months of 2002 was 1.27% compared to .24% for 2001 on an annualized basis, while return on average equity
(ROE) for 2002 was 22.4% compared to 4.22% for the same period last year, also on an annualized basis.

Net income includes a tax benefit of $125,000 recorded in the current quarter, representing the elimination of the reserve on deferred tax assets. The reserve was eliminated due to the full utilization of the net operating loss carryforward this quarter and the continued trend of taxable income.


NET INTEREST INCOME

Net interest income is the difference between interest and fees realized on interest earning assets and interest paid on interest bearing liabilities. The net interest margin is this difference expressed as a percentage of average earning assets. For the first half of 2002, net interest income totaled $2.6 million, representing a $579,000 or 28.8% increase over the first half of 2001.

Interest income through June 30, 2002 was $4.4 million, compared to $4.5 million in 2001, a decline of $154,000 or 3.4% from last year. The slight decline in interest income is attributed to rate decreases on re-pricing loans offset by volume growth in the loan portfolio. The average loan balance showed growth, increasing from $85.5 million in 2001 to $94.7 million in 2002, an increase of $9.2 million or 10.8%. Average investments, including securities and federal funds

                           FIRST SHARES BANCORP, INC.


sold, showed strong growth totaling $29.4 million in 2002, compared to $20.0 million in 2001. The increased volume of earning assets has been the key contributor in maintaining interest income levels, as average yields, on a fully tax equivalent basis, declined to 7.09% in 2002 from 8.64% in 2001. This represents a slight decrease over first quarter 2002 results, when the tax equivalent average yield was 7.139%.

Interest expense for 2002 decreased $733,000, or 28.8%, compared to 2001. The decrease is rate driven, as average deposits increased, in all categories, by a total of $12.7 million, or 14.3%, compared to 2001. Time deposits increased the most, with the average balance rising by $8.1 million. The average cost of interest bearing liabilities declined sharply to 3.21% in 2002, compared to 5.31% in 2001. The sharp decline in the cost of interest bearing liabilities was primarily the result of re-pricing deposit products.

The effect of a decrease in the yields on earning assets and a much sharper decrease in the cost of funds was an improvement in the net interest margin. Through June 30, 2002, the net interest margin was 4.18%, compared to 3.83% for 2001.

For the quarters ended June 30, 2002 and 2001, interest income decreased from $2.3 million to $2.2 million, with the decrease in loan interest being the primary contributor due to the rate declines in the loan portfolio. Interest expense also experienced a decrease, with expense declining to $911,000 for the second quarter of 2002 compared to $1.3 million for the same period last year. Net interest income was $1.3 million for the second quarter of 2002, compared to $1.0 million in 2001, an increase of $280,000 or 26.6%.


PROVISION FOR LOAN LOSSES AND ASSET QUALITY

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount that we believe to be sufficient to absorb losses inherent in the loan portfolio. We conduct, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The provision for loan losses was $110,000 for the first half of 2002 compared to $163,000 in 2001. The 2002 and 2001 provision for the allowance was in recognition of strong loan growth during these periods. Net charge-offs through the first half of 2002 were only $35,000, representing .04% of the total loan portfolio compared to $82,000 or .09% of the loan portfolio for the same period last year. The allowance for loan losses at the end of the first half 2002 was $1.2 million, or 1.26% of total loans, compared to $991,000, or 1.12% of total loans at June 30, 2001.

Nonperforming loans have declined $9,000 to $303,000 since year end. The amount of nonperforming loans remains modest (.31% at June 30, 2002 compared to .33% at year end 2001).

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

                           FIRST SHARES BANCORP, INC.

For the quarters ended June 30, 2002 and 2001, provision expense decreased to $60,000 from $85,000. Provision expense is made to maintain the allowance at levels sufficient to cover probable loss in the portfolio.


NONINTEREST INCOME AND EXPENSE

Noninterest income increased $255,000, or 57.2% to $701,000 for 2002 compared to $446,000 in 2001. A portion of the increase is attributed to the larger number of deposit accounts, which increased deposit service charge income by 37.0%. A significant part of the increase can be attributed to higher loan sale revenue as declining rates continue to spur activity in this area. Loan sale revenue rose $117,000 from $158,000 during the first half of 2001 to $275,000 for the same period in 2002, an increase of 74.1%. Additionally, gains on the sale of securities rose 550.0% from $8,000 during the first half of 2001 to $52,000 during the first half of 2002. Earnings on the cash surrender value of life insurance policies rose from $59,000 during the fist half of 2001 to $75,000 during the first half of 2002, an increase of $16,000 or 27.1%.

Noninterest expense increased by $305,000 or 14.2% reaching $2.5 million for the first half of 2002. The largest contributor to the increase in noninterest expense was salary and employee benefits.

Salary and employee benefits expense increased from $1.25 million for the first half of 2001 to $1.45 million for the first half 2002, an increase of $200,000 or 15.7% impacted largely by annual salary increases and health insurance increases. Also, staffing levels increased from 62 full time equivalents in 2001 to 75 in 2002.

FDIC insurance expense rose due to increased deposit volume and the company's bond insurance premium increased due to asset size increases. Total insurance expense in these categories rose from $30,000 for the first half of 2001 to $53,000 for the first half of 2002, an increase of $23,000 or 76.7%. Occupancy expense increased $35,000 as we opened a loan production office in Franklin and moved the mortgage loan department to a new location.

For the quarters ended June 30, 2002 and 2001, noninterest income increased from $228,000 to $408,000, a change of $184,000 or 80.7%. Much of this increase is attributable to the increased loan sale revenue and gains from the sale of securities with service charges on deposit accounts following closely.

Noninterest expense posted an increase, rising by $175,000 or 16.4%. Salaries and employee benefits accounted for nearly half of the increase.


INCOME TAXES

A tax benefit of $125,000 was recorded in the second quarter of 2002. The benefit represented the elimination of the reserve on deferred tax assets. The realization of deferred tax assets is now considered more likely than not, as the net operating loss carryforward was fully utilized during the second quarter, and a trend of taxable income has been established.

                           FIRST SHARES BANCORP, INC.


FINANCIAL CONDITION

Total assets reached $145.6 million at June 30, 2002 compared to $128.1 million at year-end 2001, an increase of $17.5 million or 13.6%. Increased loan totals were funded primarily by increased deposits.

SECURITIES

Securities are designated as either available for sale or as held to maturity. To provide more flexibility and better support our current strategy, held to maturity securities have been allowed to mature and pay-off, with all security purchases since March 1999 classified as available for sale.

In addition to securities of the U.S. Government and its agencies, we had concentrations in a corporate security that exceeded 10% of shareholder's equity at June 30, 2002. The obligor was Regional Diversified Funding, with a cost of $1.4 million and a fair value of $1.3 million.

LOANS

Total loans, excluding loans held for sale, increased $5.9 million or 6.4% from year-end 2001 to June 30, 2002. Loan growth occurred in nearly all categories.

Consumer loans continue to comprise the largest single segment of the portfolio at 27.3%. Consumer loans totaled $26.4 million at June 30, 2002, increasing $2.6 million or 11.0% from year-end. The indirect loan market remains robust, with relationships maintained with local auto and recreational vehicle dealers providing this segment with strong growth opportunities. Underwriting standards for indirect loans are consistent with the standards applied to direct loans in an effort to maintain strong asset quality.

Commercial and commercial real estate loans grew by 9.8% or $3.2 million from December 31, 2001 to June 30, 2002 and combined comprised 36.6% of our portfolio at the period end. Growth in these segments was attributed to the continued strong local economy, primarily in the Greenwood area, and further penetration in our market areas. Residential mortgages, excluding loans held for sale, remained stable at $24.5 million.

Mortgage banking activity remains strong, providing our customers with a wider array of mortgage loan products. At June 30, 2002, loans held for sale, which are carried at the lower of cost or fair value, totaled $567,000. All loans are sold service released.

DEPOSITS AND OTHER BORROWINGS

Total deposits increased $9.9 million or 8.9%, from year-end 2001 to June 30, 2002, as we continue to gain market share. Noninterest-bearing deposits increased to $12.2 million from $11.3 million. At June 30, 2002, $37.2 million or 51.2% of our time deposits had balances of greater than $100,000. The average balance of time deposits issued in amounts greater than $100,000 totaled $31.6 million in 2002 and $24.1 million in 2001, representing 47.1% and 40.8% of total average time deposits in each period.

While deposits have funded a significant portion of our growth, we have also obtained funding from the Federal Home Loan Bank (FHLB). The advances from the FHLB have various terms, with rates ranging from 4.73% to 5.30% at June 30, 2002 and maturities from January 23, 2006 to March 7, 2011. Additionally, we obtained bank financing at the holding company level, with a significant portion of the proceeds contributed to First Bank as additional capital to support continued growth. During the second quarter, the Company received proceeds from the public offering of $4.9 million, of which $3 million was downstreamed to the Bank to support growth.

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

On July 1, 2002, the Company completed a $ 5 million offering of redeemable subordinated debentures and mandatory stock purchase contracts. The Debentures are unsecured and subordinated, have a term of approximately 9 years, and accrue interest at 8% per annum payable quarterly in arrears. The Debentures mature on July 1, 2011, but are redeemable by the Company at any time prior to their maturity. The Stock Purchase Contracts require a purchaser to buy common shares of the Company at $10 per share on January 1, 2011. A purchaser may elect to purchase the common shares of the Company at any time prior to that date at the same price per share. The Stock Purchase Contracts will be cancelled in the event the Debentures are redeemed. Proceeds of $3 million have been contributed to the bank to support growth. As of June 30, 2002, capitalized costs of the offering totaled $628,000.

At June 30, 2002, our Tier 1 risk-based capital ratio, total risk-based capital and leverage ratio for the Bank were 11.43%, 12.52% and 9.41%, levels which meet the regulatory guidelines of "well capitalized."

At December 31, 2001 our Tier 1 risk-based capital ratio, total risk based capital ratio and leverage ratio for the Bank was 9.02%, 10.18% and 6.95%, levels which meet the regulatory guidelines of "well-capitalized". The increase in the capital ratios is the result of the Debenture

                           FIRST SHARES BANCORP, INC.

and Stock Purchase Contract Offering by the Company in which $3 million of the $5 million in proceeds was down-streamed to the Bank as capital.

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

Our interest rate sensitivity position is influenced by the timing of the maturity or re-pricing of interest earning assets and interest-bearing liabilities. One method of gauging sensitivity is by a static gap analysis.

Rate sensitivity gap is defined as the difference between the re-pricing of interest earning assets and the re-pricing of interest bearing liabilities within certain defined time frames. Rising interest rates are likely to increase net interest income in a positive gap position, while declining rates are likely to be beneficial in a negative gap position.

At June 30, 2002, we had a negative one-year interest rate gap of 20.3% of interest earning assets. This compares to a negative 25.5% at December 31, 2001. The decreased negative gap is primarily the result of fewer interest-bearing liabilities re-pricing during the one-year time frame at June 30, 2002 than at year-end 2001.





Part II.  OTHER INFORMATION

         ITEM 4.  Submission of Matters To a Vote of Security Holders.

     On May 28, 2002 the registrant held an annual meeting of shareholders. Three directors, Ralph M. Foley, William J. Meredith and Frank A. Rogers, were elected to three-year terms. The terms of the following other directors continued after the meeting:

Jerry R. Engle             2004
H. Dean Hawkins            2004
Gary W. Lewis              2003
R. J. McConnell            2004
Norman D. Stockton         2003

The votes were as follows:

Nominee                             For          Against/Withheld       Abstain
-------                             ---          ----------------       -------

Ralph M. Foley                    915,622            11,712                  -
William J. Meredith               927,334                 -                  -
Frank A. Rogers                   926,834               500                  -


       ITEM 6.     Exhibits and Reports on Form 8-K

       a.)  Exhibits

       3.1 Amended and Restated Articles of Incorporation of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 of First Shares Bancorp, Inc. (file no. 333-31520), as amended (the "2002 Registration Statement").

       3.2 Amended and Restated By-Laws of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the 2000 Registration Statement.

       99.1 Certification under section 906 of the Sarbanes-Oxley Act of 2002.

       b.)  Reports on 8-K - No Reports were filed.





SIGNATURES

                                             FIRST SHARES BANCORP, INC.

Date:  August 14, 2002                       By: /s/ Jerry R. Engle
                                                 -----------------------
                                                     Jerry R. Engle
                                                     President and Chief
                                                     Executive Officer

Date:  August 14, 2002                       By: /s/ Kimberly B. Kling
                                                 -----------------------
                                                     Kimberly B. Kling
                                                     Secretary, Treasurer and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)
                                       17