Form 10QSB
period 2002-09-30
FIRST SHARES BANCORP INC
filed 2002-11-14
CIK 1107257

FIRST SHARES BANCORP, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-29837

FIRST SHARES BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1948962 (I.R.S. Employer Identification No.)

996 South State Road 135, Greenwood, IN (Address of principal executive offices)	46143 (Zip Code)

(317) 882-4790
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, with $.01 par	Outstanding at November 7, 2002 1,052,779 shares

Transitional Small Business Format:   Yes    No

FIRST SHARES BANCORP, INC.

INDEX

PART I FINANCIAL INFORMATION
Item 1.
Consolidated Balance Sheets — September 30, 2002 and December 31, 2001

Consolidated Statements of Income and Comprehensive Income — Nine Months Ended September 30, 2002 and 2001

Consolidated Statements of Income and Comprehensive Income — Three Months Ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements — September 30, 2002

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Controls and Procedures

PART II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

FIRST SHARES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	(unaudited)
	September 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$4,518	$5,227
Federal funds sold	—	1,081

Cash and cash equivalents	4,518	6,308
Securities available for sale (at market)	37,164	22,881
Securities held to maturity (market value of $277 in 2001)	—	275
FHLB stock, at cost	670	670
Loans held for sale	2,582	2,759
Loans, net of allowance( $1,336 and $1,148)	103,308	89,808
Premises and equipment, net	2,039	2,072
Intangible assets, net	86	119
Cash surrender value of life insurance	2,393	2,293
Accrued interest receivable and other assets	1,687	928

	$154,447	$128,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$13,540	$11,253
Interest-bearing deposits	114,233	100,122

Total deposits	127,773	111,375
Federal funds purchased	2,600	—
Federal Home Loan Bank advances	3,000	3,000
Repurchase agreements	5,309	4,211
Note Payable	1,500	1,780
Debentures	5,000	—
Accrued interest payable and other liabilities	807	484

	145,989	120,850
Shareholders’ equity
Common stock, $.01 par value: 10,000,000 shares authorized, 1,052,779 shares issued and outstanding	11	11
Additional paid in capital	4,674	4,674
Retained earnings	3,642	2,583
Accumulated other comprehensive income (loss)	131	(5)

	8,458	7,263

	$154,447	$128,113

See accompanying notes

FIRST SHARES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
Nine months ended September 30, 2002 and 2001
(Unaudited)
(Dollar amounts in thousands, except per share data)

	2002	2001

Interest income
Loans, including related fees	$5,487	$5,886
Taxable securities	1,228	964
Nontaxable securities	49	31
Other	20	39

Total Interest Income	6,784	6,920
Interest expense
Deposits	2,379	3,490
Other	381	279

Total Interest Expense	2,760	3,769

Net interest income	4,024	3,151
Provision for loan losses	248	250

Net interest income after provision for loan losses	3,776	2,901
Noninterest income
Service charges on deposit accounts	291	216
Gain on sale of loans	506	269
Increase in cash surrender value of life insurance	112	88
Securities gains	127	27
Other	157	110

Total Noninterest Income	1,193	710
Noninterest expenses
Salaries and employee benefits	2,272	1,877
Occupancy	340	271
Equipment and data processing	318	284
Telephone	103	93
Advertising/Marketing	95	75
Other	813	669

Total Noninterest Expense	3,941	3,269

Income before income taxes	1,028	342
Income tax expense (benefit)	(31)	—

Net income	$1,059	$342

Comprehensive income	$1,195	$507

Per share data
Earnings per share	$1.01	.32
Earnings per share, assuming dilution	.99	.32

See accompanying notes.

FIRST SHARES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
Three months ended September 30, 2002 and 2001
(Unaudited)
(Dollar amounts in thousands, except per share data)

	2002	2001

Interest income
Loans, including related fees	$1,928	$2,009
Taxable securities	424	334
Nontaxable securities	32	10
Other	5	19

Total Interest Income	2,389	2,372

Interest expense
Deposits	779	1,152
Other	172	75

Total Interest Expense	951	1,227

Net interest income	1,438	1,145

Provision for loan losses	138	88

Net interest income after provision for loan losses	1,300	1,057

Noninterest income
Service charges on deposit accounts	102	78
Gain on sale of loans	231	110
Increase in cash surrender value of life insurance	37	29
Securities gains	75	19
Other	47	28

Total Noninterest Income	492	264

Noninterest expenses
Salaries and employee benefits	824	626
Occupancy	130	96
Equipment and data processing	104	77
Telephone	40	34
Advertising/Marketing	42	30
Other	345	254

Total Noninterest Expense	1,485	1,117

Income before income taxes	307	204
Income tax expense	94	—

Net income	$213	$204

Comprehensive income	$379	$290

Per share data
Earnings per share	$.20	$.19
Earnings per share, assuming dilution	.20	.19

FIRST SHARES BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2002 and 2001
(Unaudited)
(Dollar amounts in thousands)

	2002	2001
Cash flows from operating activities
Net income (loss)	$1,059	$342
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	243	214
Provision for loan losses	248	250
Discount (accretion) and premium amortization	92	(22)
(Gain)/loss on sale of securities	(127)	(27)
(Gain)/loss on sale of other real estate owned	(16)	—
Amortization of intangible asset	33	33
Changes in assets and liabilities:
Loans held for sale	177	(33)
Increase on cash surrender value of life insurance	(100)	(78)
Interest receivable and other assets	(714)	(119)
Deferred federal income tax benefit	(148)	—
Interest payable and other liabilities	233	103

Net cash from operating activities	980	663

Cash flows from investing activities
Proceeds from sales, calls, maturities and principal payments on securities available for sale	20,765	16,122
Proceeds from maturities of securities held to maturity	275	—
Purchases of securities available for sale	(34,787)	(23,356)
Loans made to customers net of payments received	(13,716)	(10,318)
Premises and equipment purchases	(210)	(84)
Proceeds from sale of other real estate	87	—

Net cash from investing activities	(27,586)	(17,636)

Cash flows from financing activities
Change in deposit accounts	16,398	22,120
Proceeds from Federal Home Loan Bank advances	—	2,000
Payments on Federal Home Loan Bank advances	—	(3,300)
Change in repurchase agreements	1,098	—
Change in federal funds purchased	2,600	(1,958)
Proceeds from note payable	90	—
Payment on note payable	(370)	—
Proceeds from debentures	5,000	—

Net cash from financing activities	24,816	18,862

Net change in cash and cash equivalents	(1,790)	1,889
Cash and cash equivalents at beginning of period	6,308	3,394

Cash and cash equivalents at end of period	$4,518	$5,283

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002
(Dollar amounts in thousands, except per share data)

NOTE 1 — BASIS OF PRESENTATION

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

NOTE 2 — SECURITIES

The fair values of securities available for sale and related gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

September 30, 2002
U.S. Treasury and government agency securities	$10,426	$135	$(12)
Obligations of states and political subdivisions	5,036	63	(6)
Other securities	6,768	51	(89)
Mortgage backed securities	14,934	141	(66)

	$37,164	$390	$(173)

December 31, 2001
U.S. Treasury and government agency securities	$12,547	$156	$(112)
Obligations of states and political subdivisions	616	—	(11)
Other securities	1,792	6	(14)
Mortgage backed securities	7,926	37	(72)

	$22,881	$199	$(209)

The carrying amount, unrecognized gains and losses and fair value of securities held to maturity were as follows:

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002
(Dollar amounts in thousands, except per share data)

NOTE 2 — SECURITIES (Continued)

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

September 30, 2002
Obligations of states and political subdivisions	$—	$—	$—	$—

December 31, 2001
Obligations of states and political subdivisions	$275	$2	$—	$277

NOTE 3 — LOANS

Loans are comprised of the following:

	September 30,	December 31,
	2002	2001

Commercial	$23,083	$19,606
Commercial Real Estate	13,348	12,725
State & Political Subdivisions	45	—
Residential Real Estate	24,451	24,537
Construction	16,105	10,292
Consumer	27,612	23,796

	104,644	90,956
Less: Allowance for loan losses	(1,336)	(1,148)

	$103,308	$89,808

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	September 30,	September 30,
	2002	2001

Balance, January 1	$1,148	$910
Provision charged to operations	248	250
Loans charged off	(80)	(133)
Recoveries	20	41

Balance, September 30	$1,336	$1,068

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002
(Dollar amounts in thousands, except per share data)

NOTE 5 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period.

	Nine months ended		Three months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Earnings per share
Net income	$1,059	$342	$213	$204

Weighted average shares outstanding	1,052,779	1,052,779	1,052,779	1,052,779

Earnings per share	$1.01	$.32	$.20	$.19

Diluted earnings per share
Net income	$1,059	$342	$213	$204

Weighted average common shares outstanding	1,052,779	1,052,779	1,052,779	1,052,779

Add: Dilutive effects of assumed exercise of stock options	16,481	8,760	15,426	16,178

Average shares and dilutive potential common shares	1,069,260	1,061,539	1,068,205	1,068,957

Diluted earnings per share	$.99	$.32	$.20	$.19

Shares of 500,000 issuable under the mandatory stock purchase contracts were not considered in computing diluted earnings per share because they were anti-dilutive.

NOTE 6 — PUBLIC OFFERING

During the first quarter of 2002, the Company initiated a public offering of Debentures and Stock Purchase Contracts. The Company was seeking to raise a minimum of $2,500 (and a maximum of $5,000) through the sale of securities. The offering was closed during the third quarter with gross proceeds totaling $5,000. Capitalized costs in connection with the offering total $640 at September 30, 2002. The Debentures are unsecured and subordinated, have a term of approximately 9 years, and accrue interest at 8% per annum payable quarterly in arrears.

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002
(Dollar amounts in thousands, except per share data)

NOTE 6 — PUBLIC OFFERING (continued)

The Debentures mature on July 1, 2011, but are redeemable by the Company at any time prior to their maturity. The Stock Purchase Contracts require a purchaser to buy common shares of the Company at $10 per share on January 1, 2011. A purchaser may elect to purchase the common shares of the Company at any time prior to that date at the same price per share. The Stock Purchase Contracts will be cancelled in the event the Debentures are redeemed. Proceeds of $3,000 were contributed to the Bank to support growth.

NOTE 7 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting standards require all business combinations to be recorded using the purchase method of accounting. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets with finite useful lives will continue to amortize under the new standard, whereas goodwill ceased being amortized starting in 2002. Unidentifiable intangible assets from previous financial institution branch business combinations is reclassified to goodwill as of January 1, 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. These accounting standards currently have no effect on the Company’s financial statements, as the Company has no goodwill or unidentifiable branch intangible assets.

Intangible assets recorded on the Company’s balance sheet consist of core deposit intangibles acquired from a 1995 branch acquisition. The gross amount of the asset is $396 and the accumulated amortization is $310. This intangible asset is subject to amortization, and amortization expense was $33 for the first nine months of 2002 and 2001. Estimated amortization expense thereafter is as follows: 2002 $11, 2003 $44, and 2004 $31.

Effective January 1, 2002, the Company adopted a new accounting standard on impairment and disposal of long-lived assets. The adoption of this new standard was not material to the financial statements.

A new accounting standard regarding asset retirement obligations will apply for 2003. Management does not believe this standard will have a material effect on the Company’s financial statements.

NOTE 8 — STOCK SPLIT

On November 6, 2002 the Company declared a three-for-two common stock split to shareholders of record as of November 20, 2002. The split is not reflected in these financial statements, but if reflected for all periods presented earnings per share would be as follows:

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002
(Dollar amounts in thousands, except per share data)

NOTE 8 — STOCK SPLIT (continued)

	Nine months ended		Three months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Earnings per share	$.67	$.21	$.13	$.13

Earnings per share, assuming dilution	$.66	$.21	$.13	$.13

FIRST SHARES BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of First Shares to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such risks could include: increases in competitive pressure from other financial institutions in our markets, unexpected increases in loan losses, changes in market interest rates, unanticipated changes in our level of growth or our ability to manage the growth, changes in economic conditions in our markets, or legislation or regulatory changes.

Results of Operations for the Quarters and Nine-Month Periods Ended September 30, 2002 and 2001

Net Income

During the current year, we have continued to focus on earnings and growth as outlined in our strategic plan. Banking offices currently total seven with the addition of a new branch located in Franklin, IN. In addition to our seven branches we also have a mortgage loan production office.

Net income for the nine months ended September 30, 2002 was $1.1 million or $1.01 per share compared to $342,000 or $.32 per share for the nine months ended September 30, 2001. Return on average assets (ROA) for 2002 was 1.02% compared to .39% for 2001 on an annualized basis, while return on average equity (ROE) was 18.27% compared to 6.73% for the same period last year, also on an annualized basis.

Net income includes a tax benefit of $125,000 recorded during the second quarter, representing the elimination of the reserve on deferred tax assets. The reserve was eliminated due to the full utilization of the net operating loss carryforward during the second quarter and the continued trend of taxable income.

Net Interest Income

Net interest income is the difference between interest and fees realized on interest earning assets and interest paid on interest bearing liabilities. The net interest margin is this difference expressed as a percentage of average earning assets. For the nine months ended September 30, 2002, net interest income totaled $4.0 million, representing an $873,000 or 27.7% increase over the same period for 2001.

Interest income through September 30, 2002 was $6.8 million, compared to $6.9 million in 2001, a decline of $136,000 or 1.9% from last year. The slight decrease in interest income is attributed to rate decreases on repricing loans offset by volume growth in the loan portfolio. The average

FIRST SHARES BANCORP, INC.

loan balance showed growth, increasing from $87.5 million in 2001 to $97.4 million in 2002, an increase of $9.9 million or 11.3%. Average investments, including securities and federal funds sold, were $31.5 million in 2002, compared to $21.3 million in 2001. The increased volume of earning assets has been the key contributor in maintaining interest income levels, as average yields, on a fully tax equivalent basis, declined to 7.04% in 2002 from 8.50% in 2001. This represents a slight decrease over second quarter 2002 results, when the tax equivalent average yield was 7.09%, illustrating the impact of decreases in interest rates by the Federal Reserve Bank.

Interest expense, year to date in 2002, decreased $1.0 million, or 26.8%, compared to 2001. The decrease is rate driven, as average deposits increased, in all categories, by a total of $12.0 million, or 13.1%, compared to 2001. Time deposits comprised most of the increase, with the average balance increasing by $7.6 million. Average other interest-bearing liabilities increased from $6.2 million for year to date 2001 to $12.8 million for 2002. The average cost of interest bearing liabilities declined sharply due to deposit products repricing to lower rates. The average cost on interest-bearing liabilities was 3.14% in 2002 compared to 5.09% in 2001.

The effect of a decrease in the yields on earning assets and a much sharper decrease in the cost of funds was an improvement in the net interest margin. Through September 30, 2002, the net interest margin was 4.19%, compared to 3.88% for 2001.

For the quarters ended September 30, 2002 and 2001, interest income remained stable, increasing $17,000 with income of $2.4 million for the third quarter of 2002. Interest expense declined from $1.2 million for the three months ended September 30, 2001 to $951,000 for the three months ended September 30, 2002. Net interest income was $1.4 million for the third quarter of 2002, compared to $1.1 million in 2001, an increase of $293,000 or 25.6%.

Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount that we believe to be sufficient to absorb losses inherent in the loan portfolio. We conduct, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The provision for loan losses was $248,000 for the first nine months of 2002 compared to $250,000 in 2001. The 2002 and 2001 provision for loan losses was primarily attributable to strong loan growth during these periods. Net charge-offs through the first nine months of 2002 were $60,000, representing ..06% compared to $92,000 or .11% of the loan portfolio for the same period last year. The allowance for loan losses at September 30, 2002 was $1.3 million, or 1.25% of total loans, compared to $1.1 million or 1.16% of total loans at September 30, 2001.

Nonperforming loans have declined $97,000, to $215,000 since year-end. The amount of nonperforming loans remains modest (.20% at September 30, 2002 compared to .33% at year end 2001).

We designate certain loans for internal monitoring purposes on a watch list. Loans may be placed on the watch list as a result of delinquent status, concern about the borrower’s financial condition or the value of the collateral securing the loan, substandard classification during

FIRST SHARES BANCORP, INC.

regulatory examinations, or simply as a result of our desire to monitor more closely a borrower’s financial condition and performance.

For the quarters ended September 30, 2002 and 2001, provision expense increased to $138,000 from $88,000 driven by loan growth and net charge offs. Provision expense is made to maintain the allowance at levels sufficient to cover probable loss in the portfolio.

Noninterest Income and Expense

Noninterest income increased $483,000, or 68.0% to $1.2 million for 2002 compared to $710,000 in 2001. A portion of the increase is attributed to the larger number of deposit accounts, which increased deposit service charge income by 34.7%. A significant part of the increase can be attributed to higher loan sale revenue as declining rates continue to spur activity in this area. Loan sale revenue rose $237,000, or 88.1%, from $269,000 last year. Additionally, gains on the sale of securities rose 370.4% to $127,000 for the nine months ended September 30, 2002 compared to $27,000 for the same period in 2001. Earnings on the cash surrender value of life insurance rose from $88,000 for the nine months ended September 30, 2001 to $112,000 during the same nine months of 2002, an increase of 27.3%.

Noninterest expense increased by $672,000 or 20.6%, to $3.9 million for the first nine months of 2002. The largest contributors to the increase in noninterest expense were employee salaries and benefits and occupancy and equipment.

Salary and employee benefits expense increased from $1.9 million for the nine months ended September 30, 2001 to $2.3 million for the same nine-month period in 2002, an increase of $395,000 or 21.0%. This increase is the result of annual salary increases and health insurance increases. Also, staffing levels increased from 61 full time equivalents at September 30, 2001 to 79 full time equivalents at September 30, 2002.

Occupancy and equipment expense increased $103,000 as we established a new branch and moved our mortgage loan department to a new location.

For the quarters ended September 30, 2002 and 2001, noninterest income increased from $264,000 to $492,000, a change of $228,000 or 86.4%. Much of this increase is attributable to the increased mortgage banking revenue and gains on the sale of securities. Noninterest expense posted an increase rising from $1.1 million to $1.5 million, an increase of $368,000 or 32.9%. Salary and employee benefits accounted over half of the increase.

Income Taxes

A tax benefit of $125,000 was recorded during the second quarter of 2002. The benefit represented the elimination of the reserve on deferred tax assets. The realization of deferred tax assets is now considered more likely than not, as the net operating loss carryforward was fully utilized during the second quarter, and a trend of taxable income has been established. With the full utilization of the loss carryforward, the Company began recording tax expense in the third quarter, resulting in an effective tax rate of 30.6% for the quarter.

FIRST SHARES BANCORP, INC.

FINANCIAL CONDITION

Total assets were $154.4 million at September 30, 2002 compared to $128.1 million at year-end 2001, an increase of $26.3 million or 20.6%. Increased loan totals were funded primarily by increased deposits.

Securities

Securities are designated as either available for sale or as held to maturity. To provide more flexibility and better support for our current strategy, held to maturity securities have been allowed to mature and pay-off, with all security purchases since March 1999 classified as available for sale.

In addition to securities of the U.S. Government and its agencies, we had concentrations in corporate securities that exceeded 10% of shareholder’s equity at September 30, 2002. The obligors were Regional Diversified Funding, with a cost of $1.4 million and a fair value of $1.3 million and Ford Motor Credit, with a cost of $1 million and fair value of $999,000.

Loans

Total loans, excluding loans held for sale, increased $13.7 million or 15.0% from year-end 2001 to September 30, 2002. Loan growth occurred in nearly all categories.

Consumer loans continue to comprise the largest single segment of the portfolio at 26.4%. Consumer loans totaled $27.6 million at September 30, 2002, increasing $3.8 million or 16.0% from year-end. Management believes that relationships maintained with local auto and recreational vehicle dealers provide the indirect loan market segment with strong growth opportunities. Underwriting standards for indirect loans are consistent with the standards applied to direct loans in an effort to maintain strong asset quality.

Commercial and commercial real estate loans grew by 14.9% or $4.8 million from December 31, 2001 to September 30, 2002 and combined comprised 34.9% of our portfolio at the period end. Growth in these segments was attributed to the local economy, primarily in the Greenwood area and further penetration in our market areas. Residential mortgages excluding loans held for sale, remained stable at $24.5 million.

Mortgage banking activity remains strong, providing our customers with a wider array of mortgage loan products. At September 30, 2002, loans held for sale, which are carried at the lower of cost or fair value, totaled $2.6 million. All loans are sold servicing released.

Deposits and Other Borrowings

Total deposits increased $16.4 million or 14.7%, from year-end 2001 to September 30, 2002, as we continue to gain market share. Noninterest-bearing deposits increased to $13.5 million from $11.3 million. At September 30, 2002, $39.3 million or 50.9% of our time deposits had balances greater than $100,000. The average balance of time deposits issued in amounts greater than $100,000 totaled $33.1 million in 2002 and $25.7 million in 2001, representing 48.0% and 41.8% of total average time deposits in each period.

FIRST SHARES BANCORP, INC.

While deposits have funded a significant portion of our growth, we also can obtain funding from the Federal Home Loan Bank (FHLB). Our outstanding advances from the FHLB have various terms with rates ranging from 4.73% to 5.3% and maturities from January 23, 2006 to March 7, 2011. At September 30, 2002, we also had federal funds purchased, which were obtained to meet the daily reserve requirement as set by the Federal Reserve Bank. Additionally, we obtained bank financing at the holding company level, with a significant portion of these proceeds contributed to First Bank to support continued growth. The bank financing had an outstanding balance of $1.5 million at September 30, 2002. This original line has been closed and transferred to a term note. The note has a variable rate of LIBOR plus 250 basis with a maturity date of July 30, 2005. During the second and third quarters, the Company received proceeds of $5.0 million from a public offering, of which $3.0 million was downstreamed to the Bank to support growth.

Capital

We are subject to various regulatory capital guidelines as required by federal banking agencies. These guidelines define the various components of core capital and assign risk weights to various categories of assets.

Tier 1 capital consists of shareholders’ equity net of intangible assets and excluding unrealized gains and losses on securities available or sale, as defined by bank regulators. The definition of Tier 2 capital includes the amount of allowance for loan losses which does not exceed 1.25% of gross risk weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a “well-capitalized” institution must achieve a Tier 1 risk-based capital ratio of at least 6.00%, and a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can result in regulatory action that could have a direct material effect on our financial statements. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth, and expansion are limited, in addition to the institution being required to submit a capital restoration plan.

On July 1, 2002, the Company completed a $5.0 million offering of redeemable subordinated debentures and mandatory stock purchase contracts. The debentures are unsecured and subordinated, have a term of approximately 9 years, and accrue interest at 8% per annum payable quarterly in arrears. The debentures mature on July 1, 2011, but are redeemable by the Company at any time prior to their maturity. The stock purchase contracts require a purchaser to buy common shares of the Company at $10 per share on January 1, 2011. A purchaser may elect to purchase the common shares of the Company at any time prior to that date at the same price per share. The stock purchase contracts will be cancelled in the event the debentures are redeemed. Proceeds of $3.0 million have been contributed to the Bank to support growth. As of September 30, 2002, capitalized costs of the offering totaled $640,000.

At September 30, 2002, our Tier 1 risked based capital ratio, total risk-based capital and leverage ratio for the Bank were 10.81%, 11.91%, and 8.96%, levels which meet the regulatory guidelines of “well capitalized.”

FIRST SHARES BANCORP, INC.

At December 31, 2001 the Tier 1 risk-based capital ratio, total risk based capital ratio and leverage ratio for the Bank were 9.02%, 10.18% and 6.95%, all meeting the “well capitalized” designations. The increase in the capital ratios is the result of the debenture and stock purchase contract offering by the Company in which $3.0 million of the $5.0 million in proceeds was downstreamed to the Bank as capital.

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

At September 30, 2002, we had a negative one-year interest rate gap of 34.8% of interest earning assets. This compares to a negative 25.5% at December 31, 2001. The increased negative gap is primarily the result of a large amount of time deposits maturing within the next three months and fewer loans repricing during the next three months.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of First Shares Bancorp, Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by First Shares Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in First Shares Bancorp, Inc.’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

FIRST SHARES BANCORP, INC.

Part II. OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

a.) Exhibits

3.1	Amended and Restated Articles of Incorporation of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 of First Shares Bancorp, Inc. (file no. 333-31520), as amended (the “Registration Statement”)

3.2	Amended and Restated By-Laws of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement.

99.1	Certification of Chief Executive Officer under section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer under section 906 of the Sarbanes-Oxley Act of 2002.

b.) Reports on 8-K — No Reports were filed.

SIGNATURES

FIRST SHARES BANCORP, INC.

Date:	November 14, 2002	By:	/s/ JERRY R. ENGLE Jerry R. Engle President and Chief Executive Officer

Date:	November 14, 2002	By:	/s/ KIMBERLY B. KLING Kimberly B. Kling Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

FIRST SHARES BANCORP, INC.

I, Jerry R. Engle, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Shares Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jerry R. Engle Jerry R. Engle Chief Executive Officer

FIRST SHARES BANCORP, INC.

I, Kimberly B. Kling, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Shares Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Kimberly B. Kling Kimberly B. Kling Chief Financial Officer