Form 10KSB
period 2002-12-31
FIRST SHARES BANCORP INC
filed 2003-03-28
CIK 1107257

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, $.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year: $11,091,000

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 14, 2003 (See definition of affiliate in Rule 12b-2 of the Exchange Act):     $9,595,217.38

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceeding during the past five years)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☐.

(Applicable only to corporate registrants)
Number of shares common stock outstanding, as of March 14, 2003:     1,579,162

Documents Incorporated by Reference: Proxy Statement for 2003 Annual Meeting incorporated by reference into Part III of Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):   ☐ Yes   ☒ No

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

General

     First Shares Bancorp, Inc., an Indiana corporation formed in 1991, is a bank holding company that owns all of the common shares of First Bank, an Indiana-chartered bank with deposit accounts insured by the FDIC. After years of slow growth, we implemented an aggressive new growth strategy in 1999 with the goal of capturing a significant portion of the market for banking services in the Central Indiana counties, south of Indianapolis. To help fund our growth, we conducted an initial public offering of our common shares in 2000, raising net proceeds of approximately $2.7 million, and an offering in 2002 of redeemable subordinated debentures and mandatory stock purchase contracts, raising net proceeds of approximately $4.3 million.

     We offer a broad range of commercial banking products and services to small and medium-sized businesses and retail customers from our eight locations in Central Indiana. Our products include commercial, consumer and real estate loans, credit cards, a broad range of deposit products and other non-deposit banking services.

Strategy

     Bank Growth. When current management assumed control of First Shares Bancorp in March of 1999, it adopted a growth strategy of increasing assets, deposits and loans. Between March 31, 1999, and December 31, 2002, total assets increased from $44.0 million to $155.3 million (253%), total loans increased from $27.4 million to $117.6 million (329%), and deposits increased from $39.3 million to $123.1 million (213%). This growth was accomplished primarily by attracting customers from our competitors and was accomplished during periods where our ability to maximize our growth was impeded by our regulatory capital levels.

     Our goal is to continue our growth and build a profitable, customer-focused financial institution. We believe our capital structure, our management, and data and operational systems are sufficient to achieve further growth in asset size, revenues and capital. This growth should enable us to more effectively serve the needs of our customers and expand our customer base.

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

     We also believe that the economic expansion which has occurred in our market area contributes significantly to new opportunities for internal growth. As of the 2000 census, the most recent date for which figures were available, the three counties in which we conduct most of our activities had a combined population of approximately 196,855. One of those counties, Johnson County, was the third fastest growing county in Indiana based on population increase from 1990 to 2000. Employment in the area is in diversified sectors, including manufacturing, construction, retail trade, services and government. As of December 31, 2002, the three-county area had an unemployment rate of less than 4%.

     In order to promote internal growth, we currently pay interest on deposits at rates competitive with the highest in our market area. In addition, we have increased our loan origination efforts and have expanded our indirect consumer lending through automobile and recreational vehicle dealers.

     In addition to internal growth, we believe there may be opportunities to grow through opening new branches and possibly through branch acquisitions. We currently have seven branches and an additional location from which our mortgage loan business operates. We intend to continue to evaluate the benefits of establishing new branches in appropriate locations. We believe that branch locations may continue to become available for purchase from time to time as bank holding companies eliminate certain overlapping branches resulting from bank consolidation. We have considered and intend to consider a variety of criteria when evaluating the creation or acquisition of new branches. These include (1) the geographic location, (2) the investment required for, and opportunity costs of, the branch and (3) economies of scale that may be achieved.

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

Loans

     We have the ability to provide a broad range of commercial and retail lending services. As of December 31, 2002, our loan portfolio consisted of approximately 35% commercial and commercial real estate loans, 28% residential mortgage loans (including home equity loans), 13% residential construction loans and 24% automobile and other consumer loans. We follow a uniform credit policy which sets forth underwriting and loan administration criteria, including levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. At December 31, 2002, substantially all loans outstanding were to customers within our market area.

     Commercial Loans. Commercial loans are made primarily to small- and medium-sized businesses. These loans are made on a secured and, to a limited extent, on an unsecured basis and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. We generally look to a borrower’s business operations as the principal source of repayment, but also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees. Approximately 38% of our commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. In addition, virtually all of our commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

     Commercial lending involves more risk than residential lending because loan balances are greater and repayment is primarily dependent upon the borrower’s operations. We attempt to minimize the risks associated with these transactions by generally limiting our lending to owner-operated businesses with an established profitable history. In many cases, risk is further reduced by requiring personal guarantees, additional collateral or other credit enhancements as deemed necessary.

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

     Our loan policies include procedures for oversight and monitoring of our lending practices and loan portfolio. We have a Director Loan Committee, comprised currently of our President, our Executive Vice President and other lending officers and four outside directors, that must approve all loans exceeding $400,000. Our President has signatory authority for secured loans up to $200,000 and unsecured loans up to $50,000, and our Executive Vice President has signatory authority for secured loans up to $150,000 and unsecured loans up to $50,000. Various other lending officers have signatory authority for secured loans ranging from $30,000 to $100,000 and for unsecured loans ranging from $5,000 to $15,000. Loans for amounts exceeding any officer’s lending authority up to and including $400,000 can be approved by an internal loan officers’ approval committee consisting at any time of our senior lending officer, our President, the presenting officer and at least two other lending officers. Residential mortgage loans meeting Federal Home Loan Mortgage Corporation guidelines for credit quality and documentation may be approved by our Vice President of Mortgage Loans, up to the established maximum conforming loan amount as periodically determined by secondary market agencies such as FHLMC and FNMA. Residential mortgage loans not meeting FHLMC guidelines may be approved by our Vice President of Mortgage Loans up to $100,000. Residential mortgage loans exceeding the lending authority of the Vice President of Mortgage Loans may be approved by an internal loan officers’ approval committee up to a limit of $400,000 and by the Director Loan Committee for amounts in excess of $400,000. All loan limits are subject to review and revision by our board of directors from time to time.

     Our loan policies provide guidelines for loan-to-value ratios that limit the size of certain types of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral, including the following maximum loan-to-value ratios:

•	raw land (65%)
•	land development (75%)
•	commercial and multi-family real estate (80%)
•	one- to four-family residential real estate (80%)
•	improved property, including farmland (80%)
•	junior liens on real estate (95%)

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

Employees

     As of December 31, 2002, we had 81 full-time employees and 8 part-time employees. None of these employees is represented by a union. We consider relations with our employees to be good.

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

     Dividends. First Shares is a corporation separate and distinct from First Bank. Most of First Shares’ revenues will be received in the form of dividends or interest paid by First Bank. First Bank is subject to statutory restrictions on its ability to pay dividends. See “- First Bank — Dividends.” The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability in appropriate cases to proscribe the payment of dividends by banks and bank holding companies. The Federal Reserve Board and the DFI possess similar enforcement powers over First Bank. It is also unlawful for any insured depository institution to pay a dividend at a time when it is in default of payment of any assessment to the FDIC. The “prompt corrective action” provisions of FDICIA impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

     In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Indiana Business Corporation Law imposes certain restrictions on the declaration and payment of dividends by Indiana corporations such as First Shares. See “Dividend Policy.”

     Federal Reserve Board Restrictions. At the direction of the Federal Reserve Board, First Shares agreed to certain restrictions in January, 2001. We have agreed that we will not do any of the following without the prior written consent of the Federal Reserve Board:

•	Declare or pay any dividends;
•	Incur any debt; or
•	Purchase or redeem any treasury stock.

     We have no indication of when the Federal Reserve Board will permit First Shares to be released from these restrictions. By letter dated February 19, 2002, the Federal Reserve Board gave its consent for First Shares to conduct the offering of debentures and equity contracts and pay the interest on the debentures.

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

     As of December 31, 2002, First Bank had total Tier 1 capital of $13.5 million, or 8.52% of average total assets and an 11.53% ratio of total capital to total risk-weighted assets and met the criteria to be classified by the FDIC as “well capitalized.”

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

     In addition, the Gramm-Leach-Bliley Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including banks. Among other things, it requires financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution’s disclosure of financial information to nonaffiliated third parties.

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

Item 2. Description of Property

     We conduct our operations from eight locations in Central Indiana:

•	Approximately 5,000 square feet at 996 South State Road 135, Greenwood, Indiana, which we occupy under a lease expiring in 2004;

•	Approximately 2,150 square feet at 1266 North Madison Avenue, Greenwood, Indiana, which we occupy under a lease expiring in 2005;

•	Approximately 1,100 square feet at 250 North State Road 135, Bargersville, Indiana, which we occupy under a lease expiring in 2006;

•	Approximately 4,000 square feet at 180 West Washington Street, Morgantown, Indiana, which we own;

•	Approximately 1,800 square feet at 110 North State Road 135, Trafalgar, Indiana, which we own;

•	Approximately 3,000 square feet at 160 East Main Street, Nashville, Indiana, located on real estate owned by an entity that is owned and controlled by Frank A. Rogers, one of our directors and which we occupy under a lease expiring on November 30, 2006;

•	Approximately 4,800 square feet at 3195 Fairview Road, Greenwood, Indiana, which we occupy under a lease expiring on January 31, 2007, with a renewal option of five years following the expiration date; and

•	Approximately 900 square feet at 1118 North Main Street, Suite B, Franklin, Indiana, which we occupy under a lease expiring on May 31, 2004, with a renewal option of one year following the expiration date.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Effective March 24, 2003, our common stock is traded on the Nasdaq SmallCap Market under the symbol FBGI. Previously, our common stock was traded in the over-the-counter market and was quoted on the Nasdaq OTC Bulletin Board under the same symbol.

     The following table sets forth the high and low bid prices of the common stock for the periods indicated based on information from Bloomberg, L.P., as well as the dividends paid during the periods. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices have been adjusted for the three-for-two stock split that occurred in November 2002.

Quarter Ended	High	Low	Dividend

March 2001	5.33	4.33	$—
June 2001	6.21	4.03	—
September 2001	6.16	5.33	—
December 2001	5.40	5.33	—
March 2002	5.67	4.67	—
June 2002	6.00	5.23	—
September 2002	6.00	5.37	—
December 2002	8.25	5.48	—

At December 31, 2002, there were approximately 131 record holders of the common stock.

     For information on regulatory restrictions on the payment of dividends, see “Item 1. Description of Business—Supervision and Regulation—First Shares Bancorp—Dividends.”

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002. These plans include the 1996 Amended and Restated Stock Option Plan and the 1999 Amended and Restated Stock Option Plan. Our shareholders have approved all of these plans.

Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	159,000	$4.99	45,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	159,000	$4.99	45,000

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

     The information required by this item with respect to our directors is incorporated by reference from the section entitled “Proposal No. 1: Election of Directors” in our Proxy Statement for the 2003 Annual Meeting of Shareholders and the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in such Proxy Statement.

     Listed below is certain information about our executive officers or executive officers of our affiliates who are not directors.

		Age at	Year First
		December 31,	Elected
Name	Position	2002	Officer

John Ditmars	Executive Vice President	46	1999

Kimberly B. Kling	Secretary, Treasurer and Chief Financial Officer	35	1999

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

Item 10.  Executive Compensation.

     The information required by this item is incorporated by reference from the section entitled “Executive Compensation” in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference from the section entitled “Voting Securities and Beneficial Owners” in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference from the section entitled “Certain Transactions” in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

     The following exhibits are filed with this Report.

3.1	Articles of Incorporation of First Shares Bancorp, Inc. and amendments, incorporated by reference from Exhibit 3.1 to the Registration Statement on Form SB-2 of First Shares Bancorp, Inc., file no. 333-31520, as amended (the “2000 Registration Statement”).

3.2	Bylaws of First Shares Bancorp, Inc., incorporated by reference from Exhibit 3.2 to the 2000 Registration Statement.

4.1	Specimen Common Stock Certificate, incorporated by reference from Exhibit 4 to the 2000 Registration Statement

4.2	Trust Indenture dated April 5, 2002 between First Shares Bancorp, Inc. and The Huntington National Bank, as Trustee, incorporated by reference from Exhibit 4.1 to the Registration Statement on Form SB-2 of First Shares Bancorp, Inc., file no. 333-83640 (the “2002 Registration Statement”).

4.3	Equity Contract Agency Agreement dated April 5, 2002 between First Shares Bancorp, Inc. and First Bank, incorporated by reference from Exhibit 4.3 to the 2002 Registration Statement.

10.1	1996 Amended and Restated Stock Option Plan, incorporated by reference from Exhibit 10.1 to the 2002 Registration Statement.*

10.2	1999 Amended and Restated Stock Option Plan, incorporated by reference from Exhibit 10.2 to the 2000 Registration Statement.*

10.3	Employment Agreement of Jerry R. Engle and amendment thereof, incorporated by reference from Exhibit 10.3 to the 2000 Registration Statement.*

10.4	Form of Director Deferred Compensation Agreements, incorporated by reference from Exhibit 10.4 to the 2000 Registration Statement.*

10.5	Lease Agreement dated March 29, 1999 between Greenwood ICC Realty, LLC and First State Bank, incorporated by reference from Exhibit 10.7 to the 2000 Registration Statement.

10.6	Lease dated April 12, 1999 between M. Kenton and Linda S. Franklin and First State Bank, incorporated by reference from Exhibit 10.8 to the 2000 Registration Statement.

10.7	Lease dated December 8, 1999 between G & P Real Estate, LLC and First Bank, incorporated by reference from Exhibit 10.9 to the 2000 Registration Statement.

10.8	Lease Agreement dated January 23, 2002 between R & A Enterprises, Inc. and First Bank, incorporated by reference from Exhibit 10.10 to the 2002 Registration Statement.

10.9	Commercial Lease Agreement dated February 20, 2002 between Commercial 100, L.L.C. and First Bank, incorporated by reference from Exhibit 10.11 to the 2002 Registration Statement.

10.10	Lease dated June 3, 2002, between Jim D. McMillion and Sandra T. McMillion and First Bank, incorporated by reference from Exhibit 10.11 to the Registration Statement on Form SB-2 of First Shares Bancorp, Inc., file no. 333-100237.

13.1	Management’s Discussion and Analysis incorporated by reference from Annual Report to Shareholders. (1)

13.2	Financial Statements incorporated by reference from Annual Report to Shareholders. (1)

21	Subsidiaries of First Shares Bancorp, Inc., incorporated by reference from Exhibit 21 to the Annual Report on Form 10-KSB of First Shares Bancorp, Inc. for the year ended December 31, 2000.

23	Consent of Crowe, Chizek and Company LLP. (1)

99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

*	Employee benefit plan
(1)	Filed with this report.

Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Item 14. Controls And Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of First Shares Bancorp, Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by First Shares Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specific in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in First Shares Bancorp, Inc.’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SHARES BANCORP, INC.

By:	/s/ Jerry R. Engle Jerry R. Engle President

By:	/s/ Kimberly B. Kling Kimberly B. Kling Secretary, Treasurer and Chief Financial Officer (Principal Accounting Officer)

Date:	March 28, 2003

Certification of Chief Executive Officer

I, Jerry R. Engle, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of First Shares Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Jerry R. Engle Jerry R. Engle Chief Executive Officer

Certification of Chief Executive Officer

I, Kimberly B. Kling, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of First Shares Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Kimberly B. Kling Kimberly B. Kling Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank A. Rogers Frank A. Rogers	Chairman of the Board and Director	March 28, 2003

/s/ Jerry R. Engle Jerry R. Engle	Director and President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ John Ditmars John Ditmars	Executive Vice President and Chief Operating Officer (Principal Operating Officer)	March 28, 2003

/s/ Ralph M. Foley Ralph M. Foley	Director	March 28, 2003

/s/ H. Dean Hawkins H. Dean Hawkins	Director	March 28, 2003

/s/ Gary W. Lewis Gary W. Lewis	Director	March 28, 2003

/s/ R. J. McConnell R. J. McConnell	Director	March 28, 2003

/s/ William J. Meredith William J. Meredith	Director	March 28, 2003

Norman D. Stockton	Director	March , 2003