Form 10QSB
period 2003-03-31
FIRST SHARES BANCORP INC
filed 2003-05-15
CIK 1107257

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-29837

FIRST SHARES BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

INDIANA	35-1948962
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

996 South State Road 135, Greenwood, IN	46143
(Address of principal executive offices)	(Zip Code)

(317) 882-4790
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1994 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2003
Common Stock, with $.01 par	1,579,162 shares

Transitional Small Business Format (Check one): Yes ☐  No ☒

FIRST SHARES BANCORP, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets — March 31, 2003 and December 31, 2002

Consolidated Statements of Income and Comprehensive Income — Three Months Ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows — Three Months Ended March 31, 2003 and 2002

Notes to Consolidated Financial Statements — March 31, 2003

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURES

FIRST SHARES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	(unaudited)
	March 31,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$8,583	$5,348
Securities available for sale	39,011	26,810
FHLB stock, at cost	670	670
Loans held for sale	1,058	5,778
Loans, net of allowance ($1,458 and $1,386)	113,309	110,443
Premises and equipment, net	2,377	2,057
Intangible assets, net	65	75
Cash surrender value of life insurance	2,456	2,427
Accrued interest receivable and other assets	1,669	1,704

	$169,198	$155,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$14,881	$15,750
Interest-bearing deposits	127,846	107,313

Total deposits	142,727	123,063
Federal Home Loan Bank advances	5,000	8,700
Federal funds purchased	—	2,245
Repurchase agreements	5,566	5,684
Note Payable	1,425	1,475
Debentures	5,000	5,000
Accrued interest payable and other liabilities	641	583

	160,359	146,750
Shareholders’ equity
Preferred stock, 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 10,000,000 shares authorized, 1,579,162 shares issued and outstanding	16	16
Additional paid in capital	4,674	4,674
Retained Earnings	4,106	3,912
Accumulated other comprehensive income/(loss)	43	(40)

	8,839	8,562

	$169,198	$155,312

See accompanying notes.

3.

FIRST SHARES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three months ended March 31, 2003 and 2002
(Unaudited)
(Dollar amounts in thousands, except per share data)

	2003	2002

Interest income
Loans, including related fees	$1,998	$1,778
Taxable securities	245	363
Nontaxable securities	88	8
Other	10	7

Total Interest Income	2,341	2,156
Interest expense
Deposits	762	830
Other	188	68

Total Interest Expense	950	898

Net interest income	1,391	1,258
Provision for loan losses	110	50

Net interest income after provision for loan losses	1,281	1,208
Noninterest income
Service charges on deposit accounts	107	83
Gain of sale of loans	353	118
Increase in cash surrender value of life insurance	29	33
Net gain of sale of securities	91	—
Other	51	55

Total Noninterest Income	631	289
Noninterest expenses
Salaries and employee benefits	1,012	729
Occupancy	126	110
Equipment and data processing	113	114
Telephone	37	27
Professional Services	39	5
Other	333	228

Total Noninterest Expense	1,660	1,213

Income before income taxes	252	284
Income tax expense	58	—

Net Income	$194	$284

Comprehensive Income	$277	$151

Per share data
Earnings per share	$.12	$.18
Earnings per share, assuming dilution	.12	.18

See accompanying notes.

4.

FIRST SHARES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2003 and 2002
(Unaudited)
(Dollar amounts in thousands)

	2003	2002

Cash flows from operating activities
Net income (loss)	$194	$284
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	83	89
Provision for loan losses	110	50
Discount (accretion) and premium amortization	88	10
(Gain) loss on sale of securities	(91)	—
Amortization of intangible assets	10	11
Changes in assets and liabilities:
Loans held for sale	4,720	719
Increase in cash surrender value of life insurance	(29)	(33)
Interest receivable and other assets	35	(112)
Interest payable and other liabilities	4	16

Net cash from operating activities	5,124	1,034
Cash flows from investing activities
Proceeds from sales, maturities, calls and pay downs of securities available for sale	10,006	1,423
Proceeds from maturities of securities held to maturity	—	160
Purchases of securities available for sale	(22,067)	(5,208)
Loans made to customers net of payments received	(2,976)	(1,045)
Premises and equipment purchases	(403)	(75)

Net cash from investing activities	(15,440)	(4,745)
Cash flows from financing activities
Change in deposit accounts	19,664	1,625
Change in repurchase agreements	(118)	537
Proceeds from Federal Home Loan Bank advances	2,000	—
Payments on Federal Home Loan Bank advances	(5,700)	—
Change in Federal Funds Purchase	(2,245)	—
Proceeds from note payable	—	90
Payments on note payable	(50)	—

Net cash from financing activities	13,551	2,252

Net change in cash and cash equivalents	3,235	(1,459)
Cash and cash equivalents at beginning of period	5,348	6,308

Cash and cash equivalents at end of period	$8,583	$4,849

See accompanying notes.

5.

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003
(Dollar amounts in thousands, except per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of First Shares Bancorp, Inc. (the Company) and its wholly owned subsidiary, First Bank (the Bank). The significant accounting policies followed for interim financial reporting are consistent with the policies followed for annual reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-QSB. The interim statements do not include all information and footnotes normally included in the annual financial statements. It is the opinion of management that all adjustments necessary for a fair presentation of the results for the reporting period have been included in the accompanying consolidated financial statements and all adjustments are of a normal recurring nature. Certain prior period information may be reclassified to conform to the 2003 presentation.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2003	2002

Net income as reported	$194	$284
Deduct: Stock-based compensation expense determined under fair value based method	(6)	(6)

Pro forma net income	188	278
Basic earnings per share as reported	.12	.18
Pro forma basic earnings per share	.12	.18
Diluted earnings per share as reported	.12	.18
Pro forma diluted earnings per share	.11	.17

6.

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003
(Dollar amounts in thousands, except per share data)

NOTE 2 — SECURITIES

The fair values of available for sale securities and related gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

March 31, 2003
U.S. Treasury and government agency securities	$14,443	$122	$(67)
Obligations of states and political subdivisions	10,569	86	(49)
Other securities	7,036	108	(134)
Mortgage backed securities	6,963	24	(19)

	$39,011	$340	$(269)

December 31, 2002
U.S. Treasury and government agency securities	$5,195	$94	$(11)
Obligations of states and political subdivisions	7,892	33	(121)
Other securities	6,842	56	(111)
Mortgage backed securities	6,881	27	(33)

	$26,810	$210	$(276)

NOTE 3 — LOANS

Total loans are comprised of the following:

	March 31,	December 31,
	2003	2002

Commercial	$25,445	$25,461
Commercial Real Estate	16,612	15,797
Residential Real Estate	29,216	27,119
Construction	15,035	15,595
Consumer	28,459	27,857

Subtotal	114,767	111,829
Less: Allowance for loan losses	(1,458)	(1,386)

	$113,309	$110,443

7.

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003
(Dollar amounts in thousands, except per share data)

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	2003	2002

Balance, January 1	$1,386	$1,148
Provision charged to operations	110	50
Loans charged off	(43)	(28)
Recoveries	5	8

Balance, March 31	$1,458	$1,178

NOTE 5 — BORROWINGS

The Bank has advances from the Federal Home Loan Bank. Advances at March 31, 2003 and December 31, 2002 were as follows:

Maturity Date	Interest Rate	March 31, 2003	December 31, 2002

June 18, 2003	1.51%	$—	$5,700
March 7, 2005	1.89%	2,000	—
January 23, 2006	4.73%	1,000	1,000
March 7, 2007	4.75%	1,000	1,000
December 27, 2010	5.30%	1,000	1,000

		$5,000	$8,700

The advances are collateralized by first mortgage loans under a blanket lien arrangement.

The Company maintains a note payable with a financial institution. The outstanding balance at March 31, 2003 and December 31, 2002 was $1,425 and $1,475, respectively. The outstanding balance accrues interest at prime minus ..50% (the interest rate was 3.75% at March 31, 2003). The note requires monthly principal payments of $25 plus interest. The note has a maturity date of March 1, 2008.

During the first quarter of 2002, the Company initiated a public offering of Debentures and Stock Purchase Contracts. The Company raised $5,000 with the offering closing during the third quarter of 2002. Capitalized costs in connection with the offering totaled $661. The Debentures are unsecured and subordinated, have a term of approximately 9 years, and accrue interest at 8% per annum payable quarterly in arrears. The Debentures mature on July 1, 2011, but are redeemable by the Company at any time prior to their maturity. The stock purchase contracts require a purchaser to buy common shares of the Company at $6.67 per share on

8.

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003
(Dollar amounts in thousands, except per share data)

NOTE 6 — BORROWINGS (continued)

January 1, 2011. A purchaser may elect to purchase the common shares of the Company at any time prior to that date at the same price per share. The Stock Purchase Contracts will be cancelled in the event the Debentures are redeemed. Proceeds of $3,000 were contributed to the Bank to support growth.

NOTE 7 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period. A reconciliation of the numerators and denominators used to compute earnings per share is presented below:

	March 31,	March 31,
	2003	2002

Earnings per share
Net income	$194	$284

Weighted average shares outstanding	1,579,162	1,579,162

Earnings per share	$.12	$.18

Earnings per share assuming dilution
Net income	$194	$284

Weighted average shares outstanding	1,579,162	1,579,162
Add: effect of assumed stock options exercised, if dilutive	71,401	24,368

Weighted average and dilutive potential shares outstanding	1,650,563	1,603,530

Earnings per share assuming dilution	$.12	$.18

9.

FIRST SHARES BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of First Shares to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such risks could include: increases in competitive pressure from other financial institutions in our markets, unexpected increases in loan losses, changes in market interest rates, unanticipated changes in our level of growth or our ability to manage the growth, changes in economic conditions in our markets, or legislative or regulatory changes.

Results of Operations for the Three-Month Periods Ended March 31, 2003 and 2002

Net Income

During 2002, we focused on increasing earnings, continued growth in loans and deposits, and increasing market share. For 2003, we will continue our focus on earnings and growth. Net income for the three months ended March 31, 2003 was $194,000 or $.12 per share compared to $284,000 or $.18 per share for the same three months in 2002. Return on average assets (ROA) for 2003 was .48% compared to .88% for 2002 on an annualized basis, while return on average equity (ROE) was 8.84% compared to 15.25% for the same period last year, also on an annualized basis.

Net Interest Income

Net interest income is the difference between interest and fees realized on interest earning assets and interest paid on interest bearing liabilities. The net interest margin is this difference expressed as a percentage of average earning assets.

For the three months ended March 31, 2003, net interest income totaled $1.4 million, representing a $133,000 or 10.6% increase ($174,000 and 13.8% on a tax equivalent basis) over the same period for 2002. This increase in net interest income was volume driven as the rates on both interest earning assets and interest bearing liabilities continued to decline.

Interest income through March 31, 2003 increased $184,000 ($226,000 on a tax equivalent basis) compared to 2002. Most of the increase in interest income is attributed to the growth in volume as the declining rate environment of 2002 continued into 2003. Average investments, including securities and federal funds sold, were $36.1 million in 2003, up by $9.0 million from 2002’s $27.1 million level, an increase of 33.4%. The average loan balance showed solid growth, increasing from $94.1 million in 2002 to $115.8 million in 2003, an increase of $21.7 million or 23.0%. While the increased volume of earning assets helped to contribute to growth in interest income the continued lower interest rate environment partially eroded interest income with the average yield, on a fully tax equivalent basis, decreasing to 6.29% in 2003 from 7.13% in 2002.

10.

FIRST SHARES BANCORP, INC.

Interest expense year to date in 2003 increased $52,000, or 5.8% compared to 2002. The increase was primarily attributed to the issuance of debentures during the second quarter of 2002. Additional interest expense of $123,000 was recognized during the first quarter of 2003 that was not incurred during 2002. Average deposit balances continued to demonstrate growth increasing from $100.5 million to $122.6 million. Despite the growth, the lower cost of deposits resulted in a $68,000 reduction in interest expense. Similarly, other borrowings saw a slight decrease in expense despite increases in average balances. Average other borrowings increased $2.1 million, with expense decreasing by $3,000. The average cost of all interest bearing liabilities was 2.73% in 2003 compared to 3.27% in 2002.

The effect of a decrease in the cost of funds offset by a slightly larger decrease in the yields on earning assets was a narrowing of the net interest margin. Through March 31, 2003, the net interest margin was 3.78%, compared to 4.17% for 2002.

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

The provision for loan losses was $110,000 for the first three months of 2003 compared to $50,000 in 2002 and the allowance totaled $1.5 million at March 31, 2003 compared to $1.4 million at December 31, 2002. Nonperforming loans have increased $667,000, to $921,000 since year-end. Despite the increase, the amount of nonperforming loans remains modest (.80% at March 31, 2003 compared to .22% at year end 2002). Net charge offs through the first three months of 2003 were $38,000, representing .03% of the total loan portfolio compared to $20,000 for the same period last year. The allowance for loan losses at the end of March 2003 was $1.5 million, or 1.26% of total loans, compared to $1.2 million, or 1.25% of total loans at March 31, 2002.

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

Watch category loans may include loans with loss potential that are still performing and accruing interest and may be current under the terms of the loan agreement. However, we may have a significant degree of concern about the borrower’s ability to continue performing according to the terms of the loan. Loss exposure on these loans is typically evaluated based primarily upon the estimated liquidation value of the collateral securing the loan. Also, watch list loans may include credits which, although adequately secured and performing, reflect a past delinquency problem or unfavorable financial trends exhibited by the borrower.

11.

FIRST SHARES BANCORP, INC.

Noninterest Income and Expense

Noninterest income increased $342,000, or 118.3% to $631,000 for 2003 compared to $289,000 in 2002. A portion of the increase is attributed to the larger number of deposit accounts and a change in fee structure on those accounts, which increased service charge income by 28.9%. The majority of the increase in other income can be attributed to mortgage banking activity which rose 199.2% as historically low interest rates continue to spur activity in this area. The sale of securities available for sale also generated gains of $91,000 for the first quarter of 2003 compared to $0 for the same period in 2002. Given the current rate environment, we have sought to take advantage of gains in the portfolio by selling certain securities.

Noninterest expense rose with an increase of $447,000 or 36.9%, reaching $1.7 million for the first three months of 2003 as compared to $1.2 million for the same period in 2002. The primary factor contributing to the increase in noninterest expense is a $283,000 increase in salaries and employee benefits driven by the hiring of additional staff, employee health insurance and annual salary increases. With the increase in loan sales volume, amounts paid for commissions have also increased.

Income Taxes

No tax expense was recorded during the first quarter of 2002 due to a net operating loss carryforward of approximately $599,000. Having utilized the full carryforward amount during 2002, we recorded tax expense of $58,000 for the first quarter of 2003.

FINANCIAL CONDITION

Total assets were $169.2 million at March 31, 2003 compared to $155.3 million at year-end 2002, an increase of $13.9 million or 8.9%. Increased loan and securities totals were funded primarily by increased deposits.

Securities

Securities are designated as available for sale. With the influx of deposits, investments in securities increased nearly $12.2 million, with the increase occurring in tax-exempt state and political subdivisions as we have become subject to tax. The portfolio remains largely comprised of state and political subdivision securities and government agency issues.

In addition to securities of the U.S. Government and its agencies, we had concentrations in one corporate security that exceeded 10% of shareholders’ equity at March 31, 2003. The obligor was Ford Motor Credit with a cost of $993,000 and fair value of $986,000.

Loans

Total loans, including loans held for sale, increased $4.0 million or 3.6% from year-end 2002 to March 31, 2003. Loan growth occurred primarily in the consumer and residential real estate areas. Consumer loan growth remains strong, comprising the second largest single segment of the portfolio. Consumer loans totaled $28.5 million at March 31, 2003, increasing $602,000 or 2.2% from year-end. The indirect loan market remains strong, with relationships maintained

12.

FIRST SHARES BANCORP, INC.

with local auto and recreational vehicle dealers providing this segment with strong growth opportunities. Underwriting standards for indirect loans are consistent with the standards applied to direct loans in an effort to maintain strong asset quality.

Commercial and commercial real estate loans grew by 1.9% or $800,000 in total from December 31, 2002 to March 31, 2003 and comprised 36.3% of our portfolio at the period end. Growth in this segment was attributed to the continued focus upon the Greenwood area, and further penetration in our market areas.

Residential mortgages, including loans held for sale, comprise the largest single segment of our loan portfolio. From year-end 2002 to March 31, 2003, residential mortgages increased $3.2 million or 11.6% to $30.3 million. The increase is attributed to refinancing activity from the continued low interest rate environment. At period end 2003, loans held for sale, which are carried at the lower of cost or fair value, totaled $1.1 million, declining from the year-end total of $5.8 million. All loans are sold servicing released. Mortgage banking provides our customers with a wider array of mortgage loan products.

Deposits and Other Borrowings

Total deposits increased $19.7 million or 16.0%, from year-end 2002 to March 31, 2003. Noninterest-bearing deposits decreased to $14.9 million from $15.8 million. At March 31, 2003, $44.8 million or 50.6% of our time deposits had balances greater than $100,000. The average balance of time deposits issued in amounts greater than $100,000 totaled $41.2 million for the first quarter of 2003, compared to $30.7 million for the first quarter 2002, representing 48.8% and 46.0% of total average time deposits in each period.

While deposits have funded a significant portion of our growth, we have also obtained funding from the Federal Home Loan Bank (FHLB). The advances from the FHLB have fixed interest rates, which range from 1.89% to 5.30% at March 31, 2003 and mature between March 2005 and December 2010. Additionally, we have a note payable and debenture at the holding company level, with a significant portion of these proceeds contributed to First Bank to support continued growth.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a “well-capitalized” institution must achieve a Tier 1 risk-based capital ratio of at least 6.00%, and a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and

13.

FIRST SHARES BANCORP, INC.

not be under a capital directive order. Failure to meet capital requirements can result in regulatory action that could have a direct material effect on our financial statements. If a financial institution is only adequately capitalized, regulatory approval is required to accept brokered deposits. If a financial institution is undercapitalized, capital distributions, asset growth, and expansion are limited, in addition to the institution being required to submit a capital restoration plan.

At March 31, 2003, our Tier 1 risk-based capital, total risk-based capital and leverage ratios for the Bank were 10.25%, 11.33% and 8.55%, levels which meet the regulatory guidelines of “well capitalized.” Our Tier 1 risk-based capital, total risk-based capital and leverage ratios at the consolidated level were 6.42%, 11.17%, and 5.36%, levels which meet the regulatory guidelines of “well capitalized.”

At December 31, 2002 our Tier 1 risk-based capital, total risk-based capital and leverage ratios for the Bank were 10.46%, 11.53% and 8.52%, levels which meet the regulatory guidelines of “well capitalized.” The consolidated numbers for risk-based capital, total risk-based capital and leverage ratios were 6.56%, 11.48%, and 5.34%, levels which meet the regulatory guidelines of “well capitalized.”

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

At March 31, 2003, we had a negative one-year interest rate gap of 25.5% of interest earning assets. This compares to a negative 27.6% gap at December 31, 2002.

14.

FIRST SHARES BANCORP, INC.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a.)  Exhibits

3.1	Amended and Restated Articles of Incorporation of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 of First Shares Bancorp, Inc. (file no. 333-31520), as amended (the “2000 Registration Statement”).
3.2	Amended and Restated By-Laws of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the 2000 Registration Statement.
99.1	Certification of Chief Executive Officer under section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer under section 906 of the Sarbanes-Oxley Act of 2002.

     b.)  Reports on Form 8-K — No Reports were filed.

15.

FIRST SHARES BANCORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SHARES BANCORP, INC.

Date: May 15, 2003	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and
Chief Executive
Officer

Date: May 15, 2003	By:	/s/ Kimberly B. Kling
Kimberly B. Kling
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

16.

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief
Executive Officer

17.

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Kimberly B. Kling
Kimberly B. Kling
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

18.