Form 10QSB
period 2003-06-30
FIRST SHARES BANCORP INC
filed 2003-08-14
CIK 1107257

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-29837

FIRST SHARES BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1948962 (I.R.S. Employer Identification No.)

996 South State Road 135, Greenwood, IN (Address of principal executive offices)	46143 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, with $.01 par	Outstanding at August 11, 2003 1,579,162 shares

Transitional Small Business Format: Yes ( )    No ( X )

FIRST SHARES BANCORP, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets – June 30, 2003 and December 31, 2002

Consolidated Statements of Income and Comprehensive Income — Six Months Ended June 30, 2003 and 2002

Consolidated Statements of Income and Comprehensive Income — Three Months Ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows – Six Months Ended June 30, 2003 and 2002

Notes to Consolidated Financial Statements – June 30, 2003

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Controls and Procedures

PART II. OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURES

FIRST SHARES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$15,890	$5,348
Securities available for sale	30,535	26,810
FHLB stock, at cost	670	670
Loans held for sale	2,260	5,778
Loans, net of allowance ($1,553 and $1,386)	122,156	110,443
Premises and equipment, net	2,385	2,057
Intangible assets, net	54	75
Cash surrender value of life insurance	2,486	2,427
Accrued interest receivable and other assets	1,507	1,704

	$177,943	$155,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$20,745	$15,750
Interest-bearing deposits	125,646	107,313

Total deposits	146,391	123,063
Federal Home Loan Bank advances	9,000	8,700
Federal funds purchased	711	2,245
Repurchase agreements	5,425	5,684
Note Payable	1,350	1,475
Debentures	5,000	5,000
Accrued interest payable and other liabilities	650	583

	168,527	146,750
Shareholders’equity
Preferred stock, 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 10,000,000 shares authorized, 1,579,162 shares issued and outstanding	16	16
Additional paid in capital	4,674	4,674
Retained earnings	4,463	3,912
Accumulated other comprehensive income/(loss)	263	(40)

	9,416	8,562

	$177,943	$155,312

See accompanying notes

FIRST SHARES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Six months ended June 30, 2003 and 2002
(Unaudited)
(Dollar amounts in thousands, except per share data)

	2003	2002

Interest income
Loans, including related fees	$4,056	$3,559
Taxable securities	542	804
Nontaxable securities	170	17
Other	14	15

Total Interest Income	4,782	4,395
Interest expense Deposits	1,474	1,600
Other	387	209

Total Interest Expense	1,861	1,809

Net interest income	2,921	2,586
Provision for loan losses	230	110

Net interest income after provision for loan losses	2,691	2,476
Noninterest income
Service charges on deposit accounts	218	189
Gain on sale of loans	783	275
Increase in cash surrender value of life insurance	59	75
Securities gains	228	52
Other	96	110

Total Noninterest Income	1,384	701
Noninterest expenses
Salaries and employee benefits	2,036	1,448
Occupancy	237	210
Equipment and data processing	233	214
Telephone	74	63
Professional services	85	19
Other	629	502

Total Noninterest Expense	3,294	2,456

Income before income taxes	781	721
Income tax expense (benefit)	230	(125)

Net income	$551	$846

Comprehensive Income	$854	$816

Per share data
Earnings per share	$.35	$.54
Earnings per share, assuming dilution	.29	.53

See accompanying notes

FIRST SHARES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three months ended June 30, 2003 and 2002
(Unaudited)
(Dollar amounts in thousands, except per share data)

	2003	2002

Interest income
Loans, including related fees	$2,059	$1,781
Taxable securities	297	441
Nontaxable securities	82	9
Other	3	7

Total Interest Income	2,441	2,238
Interest expense Deposits	713	770
Other	198	141

Total Interest Expense	911	911

Net interest income	1,530	1,327
Provision for loan losses	120	60

Net interest income after provision for loan losses	1,410	1,267
Noninterest income
Service charges on deposit accounts	112	106
Gain of sale of loans	430	157
Increase in cash surrender value of life insurance	29	42
Securities gains	137	52
Other	45	55

Total Noninterest Income	753	412
Noninterest expenses
Salaries and employee benefits	1,024	719
Occupancy	111	100
Equipment and data processing	119	100
Telephone	37	36
Professional services	46	19
Other	298	269

Total Noninterest Expense	1,635	1,243

Income before income taxes	528	436
Income tax expense (benefit)	171	(125)

Net income	$357	$561

Comprehensive Income	$577	$664

Per share data
Earnings per share	$.23	$.36
Earnings per share, assuming dilution	.18	.35

See accompanying notes

FIRST SHARES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2003 and 2002
(Unaudited)
(Dollar amounts in thousands)

	2003	2002

Cash flows from operating activities
Net income	$551	$846
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation and amortization	167	157
Provision for loan losses	230	110
Discount (accretion) and premium amortization	170	28
(Gain) on sale of securities	(228)	(52)
(Gain) on sale of other real estate owned	—	(16)
Amortization of intangible assets	21	22
Changes in assets and liabilities:
Loans held for sale	3,518	2,192
Increase in cash surrender value of life insurance	(59)	(67)
Interest receivable and other assets	197	(957)
Interest payable and other liabilities	(132)	108

Net cash from operating activities	4,435	2,371
Cash flows from investing activities
Proceeds from sales, calls, maturities and principal payments on securities available for sale	35,010	7,695
Proceeds from maturities of securities held to maturity	—	160
Purchases of securities available for sale	(38,175)	(17,164)
Loans made to customers net of payments received	(11,943)	(5,869)
Premises and equipment purchases	(495)	(95)
Proceeds from sale of other real estate owned	—	87

Net cash from investing activities	(15,603)	(15,186)
Cash flows from financing activities
Change in deposit accounts	23,328	9,864
Payments on Federal Home Loan Bank advances	(7,700)	—
Proceeds from Federal Home Loan Bank advance	8,000	—
Change in repurchase agreements	(259)	1,619
Change in Federal Funds purchased	(1,534)	—
Proceeds from Note Payable	1,350	90
Payments on Note Payable	(1,475)	—
Debentures	—	4,975

Net cash from financing activities	21,710	16,548

Net change in cash and cash equivalents	10,542	3,733
Cash and cash equivalents at beginning of period	5,348	6,308

Cash and cash equivalents at end of period	$15,890	$10,041

See accompanying notes

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003
(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

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

Newly Issued But Not Yet Effective Accounting Standards: The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003.

Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Company’s operating results or financial condition.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted have an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	6 months ended		3 months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income as reported	$551	$846	$357	$561
Deduct: Stock-based compensation expense determined under fair value based method	(9)	(12)	(3)	(6)

Pro forma net income	542	834	354	555

Basic earnings per share as reported	.35	.54	.23	.36
Pro forma basic earnings per share	.34	.53	.22	.35

Diluted earnings per share as reported	.29	.53	.18	.35
Pro forma diluted earnings per share	.29	.52	.18	.35

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003
(Dollar amounts in thousands, except per share data)

NOTE 2 – SECURITIES

The fair values of securities available for sale and related gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

June 30, 2003 U.S. Treasury and government agency securities	$7,367	$89	$(1)
Obligations of states and political subdivisions	11,209	231	(47)
Other securities	7,297	248	(106)
Mortgage backed securities	4,662	25	(3)

	$30,535	$593	$(157)

December 31, 2002 U.S. Treasury and government agency securities	$5,195	$94	$(11)
Obligations of states and political subdivisions	7,892	33	(121)
Other securities	6,842	56	(111)
Mortgage backed securities	6,881	27	(33)

	$26,810	$210	$(276)

NOTE 3 — LOANS

Total loans are comprised of the following:

	June 30,	December 31,
	2003	2002

Commercial	$27,933	$25,461
Commercial Real Estate	16,811	15,797
Residential Real Estate	34,093	27,119
Construction	16,452	15,595
Consumer	28,420	27,857

Subtotal	123,709	111,829
Less: Allowance for loan losses	(1,553)	(1,386)

	$122,156	$110,443

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003
(Dollar amounts in thousands, except per share data)

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	June 30,	June 30,
	2003	2002

Balance, January 1	$1,386	$1,148
Provision charged to operations	230	110
Loans charged off	(83)	(47)
Recoveries	20	12

Balance, June 30	$1,553	$1,223

NOTE 5 – BORROWINGS

The Bank has advances from the Federal Home Loan Bank. Advances at June 30, 2003 and December 31, 2002 were as follows:

Maturity Date	Interest Rate	June 30, 2003	December 31, 2002

June 18, 2003	1.51%	$—	$5,700
December 2, 2003	1.35%	4,000	—
March 7, 2005	1.89%	2,000	—
January 23, 2006	4.73%	1,000	1,000
December 27, 2010	5.30%	1,000	1,000
March 7, 2011	4.75%	1,000	1,000

		9,000	9,000

The advances are collateralized by first mortgage loans under a blanket lien arrangement.

The Company maintains a note payable with a financial institution. The outstanding balance at June 30, 2003 and December 31, 2002 was $1,350 and $1,475, respectively. The outstanding balance accrues interest at prime minus      .50% (the interest rate was 3.50% at June 30, 2003). The note requires monthly principal payments of $25 plus interest. The note has a maturity date of March 1, 2008.

The Company also has outstanding Debentures that are unsecured and subordinated, have a term of approximately 9 years, and accrue interest at 8% per annum payable quarterly in arrears. The Debentures mature on July 1, 2011, but are redeemable by the Company at any time prior to their maturity. Stock Purchase Contracts issued in connection with the Debentures require a purchaser to buy common shares of the Company at $6.67 per share on January 1, 2011. A purchaser may elect to purchase the common shares of the Company at any time prior to that date at the same price per share. The Stock Purchase Contracts will be cancelled in the event the Debentures are redeemed.

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003
(Dollar amounts in thousands, except per share data)

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period. A reconciliation of the numerator and denominator used to compute earnings per share is presented below:

	Six months ended		Three months ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Earnings per share
Net income	$551	$846	$357	$561
Weighted average shares outstanding	1,579,162	1,579,162	1,579,162	1,579,162

Earnings per share	$.35	$.54	$.23	$.36

Diluted earnings per share
Net income	$551	$846	$357	$561
Add: Interest expense, net of tax , assuming conversion of debentures	149	—	75	—

	$700	$846	$432	$561
Weighted average shares outstanding	1,579,162	1,579,162	1,579,162	1,579,162
Add: Dilutive effect of assumed exercises of stock options	76,985	25,379	81,946	26,943
Add: Convertible debentures	750,000	—	750,000	—

Average shares and dilutive potential common shares	2,406,147	1,604,541	2,411,108	1,606,105

Diluted earnings per share	$.29	$.53	$.18	$.35

Shares of 750,000 issuable under the mandatory stock purchase contracts were not considered in computing diluted earnings per share for 2002 because they were anti-dilutive.

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

Results of Operations for the Quarters and Periods Ended June 30, 2003 and 2002

Net Income

During the first half of 2003, we have continued focusing on earnings and growth as outlined in our strategic plan. Net income for the six months ended June 30, 2003 was $551,000 or $.35 per share compared to $846,000 or $.54 per share reported for the same six months in 2002. Return on average assets (ROA) for the first six months of 2002 was .66% compared to 1.27% for 2002 on an annualized basis, while return on average equity (ROE) for 2003 was 12.35% compared to 22.39% for the same period last year, also on an annualized basis.

During the first half of 2002, net income included a tax benefit of $125,000 recorded in the second quarter, which represented the elimination of the reserve on deferred tax assets. The reserve was eliminated due to the full utilization of the net operating loss carryforward. For the first half of 2003, net income includes income tax expense of $230,000 resulting in a decrease in earnings per share from 2002 to 2003.

Net Interest Income

Net interest income is the difference between interest and fees realized on interest earning assets and interest paid on interest bearing liabilities. The net interest margin is this difference expressed as a percentage of average earning assets.

For the first half of 2003, net interest income totaled $2.9 million, representing a $335,000 or 13.0% increase ($415,000 and 16.0% on a tax equivalent basis) over the first half of 2002. Net interest income for the three-months ended June 30, 2003 increased by $203,000 to $1.5 million from $1.3 million for the second quarter of 2002, an increase of 15.3%. The increase in net interest income was volume driven as rates on both earning assets and interest bearing liabilities continued to decline.

FIRST SHARES BANCORP, INC.

Interest income through June 30, 2003 was $4.8 million, compared to $4.4 million in 2002, an increase of $387,000 or 8.8% ($467,000 and 10.6% on a tax equivalent basis) over last year. Most of the increase is attributed to growth in volume as the declining rate environment of 2002 continued into 2003. The average loan balance showed growth, increasing from $94.7 million in 2002 to $118.1 million in 2003, an increase of $23.4 million or 24.7%. Average investments, including securities and federal funds sold, showed strong growth totaling $37.1 million in 2003, compared to $29.4 million in 2002. The increased volume of earning assets has been the key contributor in maintaining interest income levels, as average yields, on a fully tax equivalent basis, declined to 6.28% in 2003 from 7.09% in 2002. This represents no change over first quarter 2003 results, when the tax equivalent average yield was 6.29%.

Interest expense for the first half of 2003 increased $52,000, or 2.9%, compared to the first six months of 2002. The increase is primarily attributed to the issuance of debentures during the second quarter of 2002. During the second quarter of 2002 debenture interest expense totaled $70,000. For the six months ended June 30, 2003 expense of $247,000 was recognized, an increase of $177,000 over the first half of last year. Average deposits continued to grow increasing $23.3 million to $124.4 million as of June 30, 2003, an increase of 23.1% from June 30, 2002. Time deposits increased the most, with the average balance rising by $17.7 million. Average other borrowings increased $6.1 million, with expense increasing by $178,000. The average cost of interest bearing liabilities declined to 2.62% in 2003, compared to 3.21% in 2002. The decline in the cost of interest bearing liabilities was primarily the result of re-pricing deposit products.

The effect of a decrease in the cost of funds and a much sharper decrease in the yields on earning assets was a narrowing of the net interest margin. Through June 30, 2003, the net interest margin was 3.88%, compared to 4.18% for 2002.

For the quarters ended June 30, 2003 and 2002, interest income increased from $2.2 million to $2.4 million, with the increase in loan interest being the primary contributor due to the volume increases in the loan portfolio. Interest expense showed no change, with expense remaining at $911,000 for the second quarter of 2003. Net interest income was $1.5 million for the second quarter of 2003, compared to $1.3 million in 2002, an increase of $203,000 or 15.3%.

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

FIRST SHARES BANCORP, INC.

The provision for loan losses was $230,000 for the first half of 2003 compared to $110,000 in 2002. The allowance totaled $1.6 million at June 30, 2003, representing 1.23% of total loans, compared to $1.2 million at June 30, 2002, representing 1.26% of total loans. Net charge-offs through the first half of 2003 were $63,000, representing .05% of the total loan portfolio compared to $35,000 or .04% of the loan portfolio for the same period last year. The allowance for loan losses at the end of the first half 2003 was $1.6 million compared to $1.4 million December 31, 2002. Nonperforming loans have increased $1.1 million to $1.3 million since year end.

For the quarters ended June 30, 2003 and 2002, provision expense increased to $120,000 from $60,000. Provision expense is made to maintain the allowance at levels sufficient to cover probable loss in the portfolio. The increase in provision expense for the quarter and first half primarily relate to increased allowance allocations on non-performing and watch list loans.

Noninterest Income and Expense

Noninterest income increased $683,000, or 97.4% to $1.4 million for the first half of 2003 compared to $701,000 for the same period in 2002. A portion of the increase is attributed to the larger number of deposit accounts, which increased deposit service charge income by 15.3%. A significant part of the increase can be attributed to mortgage banking activity which rose 184.7% as historically low interest rates continued to spur activity in this area. Mortgage banking revenue rose $508,000 from $275,000 during the first half of 2002 to $783,000 for the same period in 2003. Additionally, gains on the sale of securities rose 338.5% from $52,000 during the first half of 2002 to $228,000 during the first half of 2003. Given the current rate environment, we have sought to take advantage of gains in the portfolio by selling certain securities.

Noninterest expense increased by $838,000 or 34.1% reaching $3.3 million for the first half of 2003. The largest contributor to the increase in noninterest expense was salary and employee benefits. Salary and employee benefits expense increased from $1.4 million for the first half of 2002 to $2.0 million for the first half 2003, an increase of $588,000 or 40.6% impacted largely by additional staff, annual salary increases and health insurance increases. Staffing levels increased from 75 full time equivalents in 2002 to 90 in 2003. With the addition in mortgage loan sales volume, amounts paid for commissions have also increased.

For the quarters ended June 30, 2003 and 2002, noninterest income increased from $412,000 to $753,000, a change of $341,000 or 82.8%. Much of this increase is attributable to the increased loan sale revenue and gains from the sale of securities.

Noninterest expense for the second quarters of 2003 and 2002 posted an increase, rising by $391,000 or 31.5%. Salaries and employee benefits accounted for the majority of the increase rising by $305,000 from quarter to quarter.

FIRST SHARES BANCORP, INC.

Income Taxes

A tax benefit of $125,000 was recorded in the second quarter of 2002. The benefit represented the elimination of the reserve on deferred tax assets. Having fully utilized a net operating loss carryforward during 2002, we recorded income tax expense of $230,000 for the first half of 2003.

FINANCIAL CONDITION

Total assets reached $177.9 million at June 30, 2003 compared to $155.3 million at year-end 2002, an increase of $22.6 million or 14.6%. Increased loans and securities were funded primarily by increased deposits.

Securities

Securities are designated as available for sale. With the influx of deposits, investments in securities increased $3.7 million from year-end 2002 with the increase occurring in tax-exempt state and political subdivisions as we have become subject to tax. The portfolio remains largely comprised of state and political subdivision securities and government agency issues.

In addition to securities of the U.S. Government and its agencies, we had concentrations in a corporate security and municipal securities that exceeded 10% of shareholder’s equity at June 30, 2003. The corporate obligor was Ford Motor Credit with an amortized cost and fair value of $1.3 million. The municipality obligor was Tell City Troy Township of Indiana with an amortized cost and fair value of $1.1 million.

Loans

Total loans, including loans held for sale, increased $8.4 million or 7.1% from year-end 2002 to June 30, 2003. Loan growth occurred primarily in the residential real estate area and commercial areas.

Residential mortgages, including loans held for sale, compromise the largest single segment of our loan portfolio. From year-end 2002 to June 30, 2003, residential mortgages increased $3.4 million or 10.5% to $36.4 million. The increase is attributed to refinancing activity from the continued low interest rate environment. At period end 2003, loans held for sale, which are carried at the lower of cost or fair value, totaled $2.3 million, declining from the year-end total of $5.8 million. All loans are sold servicing released. Mortgage banking provides our customers with a wider array of mortgage loan products.

Consumer loans comprise the second largest single segment of the portfolio at 22.6%. Consumer loans totaled $28.4 million at June 30, 2003, increasing $563,000 or 2.0% from year-end. The indirect loan market has stabilized currently as customers have taken advantage of zero percent financing rates offered by auto manufacturers. Relationships maintained with local auto and recreational vehicle dealers continue to provide this segment with growth

4

FIRST SHARES BANCORP, INC.

opportunities. Underwriting standards for indirect loans are consistent with the standards applied to direct loans in an effort to maintain strong asset quality.

Commercial and commercial real estate loans grew by 8.4% or $3.5 million from December 31, 2002 to June 30, 2003 and combined comprised 35.5% of our portfolio at the period end. Growth in these segments was attributed to the continued focus upon the Greenwood area, and further penetration in our market areas.

Deposits and Other Borrowings

Total deposits increased $23.3 million or 19.0%, from year-end 2002 to June 30, 2003, as we continue to gain market share. Noninterest-bearing deposits increased to $20.7 million from $15.7 million. At June 30, 2003, $39.8 million or 47.8% of our time deposits had balances greater than $100,000. The average balance of time deposits issued in amounts greater than $100,000 totaled $41.4 million in 2003 and $31.6 million in 2002, representing 48.8% and 47.1% of total average time deposits in each period.

While deposits have funded a significant portion of our growth, we have also obtained funding from the Federal Home Loan Bank (FHLB). The advances from the FHLB have various terms, with rates ranging from 1.35% to 5.30% at June 30, 2003 and maturities from December 2003 to March 2011. Additionally, we have a note payable and debenture at the holding company level, with a significant portion of the proceeds contributed to First Bank as additional capital to support continued growth.

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

FIRST SHARES BANCORP, INC.

At June 30, 2003, our Tier 1 risk-based capital ratio, total risk-based capital and leverage ratio for the Bank were 9.98%, 11.07% and 8.49%, levels which meet the regulatory guidelines of “well capitalized.” Consolidated numbers for the Tier 1 risk-based capital ratio, total risk-based capital and leverage ratio were 6.31%, 10.86% and 5.39%, levels which meet the regulatory guidelines of “well-capitalized.”

At December 31, 2002 our Tier 1 risk-based capital ratio, total risk based capital ratio and leverage ratio for the Bank were 10.46%, 11.53% and 8.52%, levels which meet the regulatory guidelines of “well-capitalized”. The consolidated numbers for the Tier 1 risk-based capital ratio, total risk-based capital and leverage ratio were 6.55%, 11.46% and 5.34%, levels which meet the regulatory guidelines of “well-capitalized.”

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

At June 30, 2003, we had a negative one-year interest rate gap of 34.74% of interest earning assets. This compares to a negative 27.62% at December 31, 2002. The increased negative gap is primarily the result of more interest-bearing liabilities re-pricing during the one-year time frame at June 30, 2003 than at year-end 2002.

Item 3. Controls and Procedures

As of the end of the quarterly period covered by this report, an evaluation was carried out under the supervision and with the participation of First Shares Bancorp, Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of such date.

Part II. OTHER INFORMATION

ITEM 4. Submission of Matters To a Vote of Security Holders.

On May 20, 2003 the registrant held an annual meeting of shareholders. Two directors, Gary W. Lewis and Norman D. Stockton, were elected to three-year terms. The terms of the following other directors continued after the meeting:

Jerry R. Engle	2004
Ralph M. Foley	2005
H. Dean Hawkins	2004
R. J. McConnell	2004
William J. Meredith	2005
Frank A. Rogers	2005

The votes were as follows:

Nominee	For	Against/Withheld	Abstain

Gary W. Lewis	1,289,558	1,275	—
Norman D. Stockton	1,289,558	1,275	—

ITEM 6. Exhibits and Reports on Form 8-K

a.)	Exhibits

	3.1	Amended and Restated Articles of Incorporation of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 of First Shares Bancorp, Inc. (file no. 333-31520), as amended (the “2000 Registration Statement”).

	3.2	Amended and Restated By-Laws of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the 2000 Registration Statement.

FIRST SHARES BANCORP, INC.

	31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

b.)	Reports on 8-K

May 6, 2003 Report on First Quarter Earnings Press Release

SIGNATURES
FIRST SHARES BANCORP, INC.

Date: August 14, 2003	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief
Executive Officer

Date: August 14, 2003	By:	/s/ Kimberly B. Kling
Kimberly B. Kling
Secretary, Treasurer and
Chief Financial Officer
(Principal Financial and
Accounting Officer)