Form 10QSB
period 2003-09-30
FIRST SHARES BANCORP INC
filed 2003-11-14
CIK 1107257

FIRST SHARES BANCORP, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___.

Commission file number 0-29837

FIRST SHARES BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

INDIANA	35-1948962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

996 South State Road 135, Greenwood, IN (Address of principal executive offices)	46143 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2003
Common Stock, with $.01 par	1,588,162 shares

Transitional Small Business Format: Yes (   ) No (  ✓  )

FIRST SHARES BANCORP, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets – September 30, 2003 and December 31, 2002

Consolidated Statements of Income and Comprehensive Income (Loss) – Nine Months Ended September 30, 2003 and 2002

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) – Three Months Ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2003 and 2002

Notes to Consolidated Financial Statements – September 30, 2003

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURES

FIRST SHARES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	(unaudited)
	September 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$9,095	$5,348
Securities available for sale	34,862	26,810
FHLB stock, at cost	670	670
Loans held for sale	313	5,778
Loans, net of allowance( $2,388 and $1,386)	127,636	110,443
Premises and equipment, net	2,988	2,057
Intangible assets, net	43	75
Cash surrender value of life insurance	2,515	2,427
Accrued interest receivable and other assets	3,034	1,704

	$181,156	$155,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$21,494	$15,750
Interest-bearing deposits	129,018	107,313

Total deposits	150,512	123,063
Federal funds purchased	627	2,245
Federal Home Loan Bank advances	10,000	8,700
Repurchase agreements	4,799	5,684
Note payable	1,275	1,475
Debentures	5,000	5,000
Accrued interest payable and other liabilities	687	583

	172,900	146,750
Shareholders’ equity
Common stock, $.01 par value: 10,000,000 shares authorized, 1,588,162 and 1,579,162 shares issued and outstanding	16	16
Additional paid in capital	4,731	4,674
Retained earnings	4,101	3,912
Accumulated other comprehensive income (loss)	(592)	(40)

	8,256	8,562

	$181,156	$155,312

See accompanying notes.

FIRST SHARES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
Nine months ended September 30, 2003 and 2002
(Unaudited)
(Dollar amounts in thousands, except per share data)

	2003	2002

Interest income
Loans, including related fees	$6,175	$5,487
Taxable securities	800	1,228
Nontaxable securities	266	49
Other	15	20

Total Interest Income	7,256	6,784
Interest expense
Deposits	2,137	2,379
Other	577	381

Total Interest Expense	2,714	2,760

Net interest income	4,542	4,024
Provision for loan losses	1,260	248

Net interest income after provision for loan losses	3,282	3,776
Noninterest income
Service charges on deposit accounts	332	291
Gain on sale of loans	1,126	506
Increase in cash surrender value of life insurance	88	112
Securities gains	249	127
Other	134	157

Total Noninterest Income	1,929	1,193
Noninterest expenses
Salaries and employee benefits	3,157	2,272
Occupancy	375	340
Equipment and data processing	358	318
Telephone	113	103
Other	1,059	908

Total Noninterest Expense	5,062	3,941

Income before income taxes	149	1,028
Income tax expense (benefit)	(40)	(31)

Net income	$189	$1,059

Comprehensive income (loss)	$(363)	$1,195

Per share data
Earnings per share	$.12	.67
Earnings per share, assuming dilution	.11	.66

See accompanying notes.

FIRST SHARES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
Three months ended September 30, 2003 and 2002
(Unaudited)
(Dollar amounts in thousands, except per share data)

	2003	2002

Interest income
Loans, including related fees	$2,118	$1,928
Taxable securities	258	424
Nontaxable securities	97	32
Other	1	5

Total Interest Income	2,474	2,389
Interest expense
Deposits	663	779
Other	190	172

Total Interest Expense	853	951

Net interest income	1,621	1,438
Provision for loan losses	1,030	138

Net interest income after provision for loan losses	591	1,300
Noninterest income
Service charges on deposit accounts	113	102
Gain on sale of loans	343	231
Increase in cash surrender value of life insurance	30	37
Securities gains	21	75
Other	38	47

Total Noninterest Income	545	492
Noninterest expenses
Salaries and employee benefits	1,121	824
Occupancy	138	130
Equipment and data processing	124	104
Telephone	39	40
Other	345	387

Total Noninterest Expense	1,767	1,485

Loss before income taxes	(631)	307
Income tax expense (benefit)	(269)	94

Net income (loss)	$(362)	$213

Comprehensive income (loss)	$(1,217)	$379

Per share data
Earnings (Loss) per share	$(.23)	$.13
Earnings (Loss) per share, assuming dilution	(.23)	.13

See accompanying notes.

FIRST SHARES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2003 and 2002
(Unaudited)
(Dollar amounts in thousands)

	2003	2002

Cash flows from operating activities
Net income (loss)	$189	$1,059
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	253	243
Provision for loan losses	1,260	248
Discount (accretion) and premium amortization	235	92
(Gain)/loss on sale of securities	(249)	(127)
Amortization of intangible asset	32	33
Changes in assets and liabilities:
Loans held for sale	5,465	177
Increase on cash surrender value of life insurance	(88)	(100)
Interest receivable and other assets	(859)	(878)
Interest payable and other liabilities	466	233

Net cash from operating activities	6,704	980
Cash flows from investing activities
Proceeds from sales on securities available for sale	22,304	9,039
Proceeds from sales, calls, maturities and principal payments on securities available for sale	19,035	11,726
Proceeds from maturities of securities held to maturity	—	275
Purchases of securities available for sale	(50,291)	(34,787)
Loans made to customers net of payments received	(18,920)	(13,716)
Premises and equipment purchases	(1,188)	(210)
Proceeds from sale of other real estate	—	87

Net cash from investing activities	(29,060)	(27,586)
Cash flows from financing activities
Change in deposit accounts	27,449	16,398
Proceeds from Federal Home Loan Bank advances	13,000	—
Payments on Federal Home Loan Bank advances	(11,700)	—
Change in repurchase agreements	(885)	1,098
Change in federal funds purchased	(1,618)	2,600
Proceeds from note payable	1,425	90
Payment on note payable	(1,625)	(370)
Proceeds from debentures	—	5,000
Stock options exercised	57	—

Net cash from financing activities	26,103	24,816

Net change in cash and cash equivalents	3,747	(1,790)
Cash and cash equivalents at beginning of period	5,348	6,308

Cash and cash equivalents at end of period	$9,095	$4,518

See accompanying notes.

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2003
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

Newly Issued Accounting Standards: The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally became effective in the quarter beginning July 1, 2003. Interpretation 46, Consolidation of Variable Interest Entities became effective October 1, 2003.

The new accounting standards did not materially affect the Company’s operating results or financial condition upon adoption.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted have an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	9 months ended		3 months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income as reported	$189	$1,059	$(362)	$213
Deduct: Stock-based compensation expense determined under fair value based method	(14)	(18)	(5)	(6)

Pro forma net income	175	1,041	(367)	207
Basic earnings per share as reported	.12	.67	(.23)	.13
Pro forma basic earnings per share	.11	.66	(.23)	.13
Diluted earnings per share as reported	.11	.66	(.23)	.13
Pro forma diluted earnings per share	.11	.65	(.23)	.13

FIRST SHARES BANCORP, INC.

NOTE 2 – SECURITIES

The fair values of securities available for sale and related gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

September 30, 2003
U.S. Treasury and government agency securities	$14,732	$33	$(550)
Obligations of states and political subdivisions	11,740	33	(432)
Other securities	6,593	92	(143)
Mortgage backed securities	1,797	3	(16)

	$34,862	$161	$(1,141)

December 31, 2002
U.S. Treasury and government agency securities	$5,195	$94	$(11)
Obligations of states and political subdivisions	7,892	33	(121)
Other securities	6,842	56	(111)
Mortgage backed securities	6,881	27	(33)

	$26,810	$210	$(276)

NOTE 3 – LOANS

Total loans, excluding loans held for sale, are comprised of the following:

	September 30,	December 31,
	2003	2002

Commercial	$30,096	$25,461
Commercial Real Estate	18,350	15,797
Residential Real Estate	35,985	27,119
Construction	18,350	15,595
Consumer	27,243	27,857

	130,024	111,829
Less: Allowance for loan losses	(2,388)	(1,386)

	$127,636	$110,443

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2003
(Dollar amounts in thousands, except per share data)

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	September 30,	September 30,
	2003	2002

Balance, January 1	$1,386	$1,148
Provision charged to operations	1,260	248
Loans charged off	(566)	(80)
Recoveries	308	20

Balance, September 30	$2,388	$1,336

NOTE 5 – BORROWINGS

The Bank has advances from the Federal Home Loan Bank. Advances at September 30, 2003 and December 31, 2002 were as follows:

Maturity Date	Interest Rate	September 30, 2003	December 31, 2002

June 18, 2003	1.51%	$—	$5,700
March 15, 2004	1.32%	5,000	—
March 7, 2005	1.89%	2,000	—
January 23, 2006	4.73%	1,000	1,000
December 27, 2010	5.30%	1,000	1,000
March 7, 2011	4.75%	1,000	1,000

		$10,000	$8,700

The advances are collateralized by first mortgage loans under a blanket lien arrangement.

The Company maintains a note payable with a financial institution. The outstanding balance at September 30, 2003 and December 31, 2002 was $1,275 and $1,475, respectively. The outstanding balance accrues interest at prime minus .50% (the interest rate was 3.50% at September 30, 2003). The note requires monthly principal payments of $25 plus interest. The note has a maturity date of March 1, 2008.

The Company also has outstanding Debentures that are unsecured and subordinated, have a term of approximately 8 years, and accrue interest at 8% per annum payable quarterly in arrears. The Debentures mature on July 1, 2011, but are redeemable by the Company at any time prior to their maturity. Stock Purchase Contracts issued in connection with the Debentures require a purchaser to buy common shares of the Company at $6.67 per share on January 1, 2011. A purchaser may elect to purchase the common shares of the Company at any time prior to that date at the same price per share. The Stock Purchase Contracts will be cancelled in the event the Debentures are redeemed.

FIRST SHARES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2003
(Dollar amounts in thousands, except per share data)

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period. A reconciliation of the numerator and denominator used to compute earnings per share is presented below:

	Nine months ended		Three months ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Earnings per share
Net income (loss)	$189	$1,059	$(362)	$213
Weighted average shares outstanding	1,579,920	1,579,162	1,581,412	1,579,162

Earnings per share	$.12	$.67	$(.23)	$.13

Diluted earnings per share
Net income (loss)	$189	$1,059	$(362)	$213
Weighted average shares outstanding	1,579,920	1,579,162	1,581,412	1,579,162
Add: Dilutive effect of assumed exercises of stock options	71,562	24,601	—	23,017

Average shares and dilutive potential common shares	1,651,482	1,603,763	1,581,412	1,602,179

Diluted earnings per share	$.11	$.66	$(.23)	$.13

Shares of 750,000 issuable under the mandatory stock purchase contracts were not considered in computing diluted earnings per share for 2003 or 2002 because they were anti-dilutive. Additionally, stock options were anti-dilutive for the quarter-ended September 30, 2003 due to the loss reported.

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

Results of Operations for the Quarters and Nine-Month Periods Ended September 30, 2003 and 2002

Net Income

During the current year, we have continued to focus on earnings and growth as outlined in our strategic plan. Banking offices currently total seven. In addition to our seven branches we also have a mortgage loan production office.

Net income for the nine months ended September 30, 2003 was $189,000 or $.12 per share compared to $1.1 million or $.67 per share for the nine months ended September 30, 2002. Return on average assets (ROA) for 2003 was .15% compared to 1.02% for 2002 on an annualized basis, while return on average equity (ROE) was 2.82% compared to 18.27% for the same period last year, also on an annualized basis.

During the third quarter of 2003, net income includes a specific provision to the allowance for loan losses of $885,000 attributable to one loan, in addition the normal provision. As discussed below, this specific provision is related to a potentially fraudulent loan we became aware of during the third quarter of 2003, and the provision represents the high end of the estimated range of loss, though several recovery alternatives are being pursued. This specific provision was the primary reason for the decrease of earnings and earnings per share from 2002 to 2003.

Net Interest Income

Net interest income is the difference between interest and fees realized on interest earning assets and interest paid on interest bearing liabilities. The net interest margin is this difference expressed as a percentage of average earning assets. For the nine months ended September 30, 2003, net interest income totaled $4.5 million, representing a $518,000 or 12.9% increase over the same period for 2002.

Interest income through September 30, 2003 was $7.3 million, compared to $6.8 million in 2002, an increase of $472,000 or 6.9% from last year. The increase in interest income is attributed to volume increases on loans offset by rate declines in the loan portfolio. The average loan balance showed growth, increasing from $97.4 million in 2002 to $121.8 million in 2003, an

FIRST SHARES BANCORP, INC.

increase of $24.4 million or 25.1%. Average investments, including securities and federal funds sold, were $36.4 million in 2003, compared to $31.5 million in 2002. The increased volume of earning assets has been the key contributor in maintaining interest income levels, as average yields, on a fully tax equivalent basis, declined to 6.23% in 2003 from 7.04% in 2002. This represents a slight decrease over second quarter 2003 results, when the tax equivalent average yield was 6.28%, illustrating the impact of decreases in interest rates by the Federal Reserve Bank.

Year to date interest expense decreased slightly by $46,000, or 1.7%, compared to 2002. The decrease is rate driven, as average deposits increased, in all categories, by a total of $22.3 million, or 21.4%, compared to 2002. Time deposits comprised most of the increase, with the average balance increasing by $17.4 million. Average other interest-bearing liabilities increased from $12.8 million for the first nine months of 2002 to $17.8 million for 2003. The average cost of interest bearing liabilities declined due to deposit products repricing to lower rates. The average cost on interest-bearing liabilities was 2.51% in 2003 compared to 3.14% in 2002.

The effect of a decrease in the yields on earning assets and a decrease in the cost of funds was a narrowing of the net interest margin. Through September 30, 2003, the net interest margin was 3.94%, compared to 4.19% for 2002.

For the quarters ended September 30, 2003 and 2002, interest income increased $85,000 with interest income reaching $2.5 million for the third quarter of 2003. Interest expense declined from $951,000 for the three months ended September 30, 2002 to $853,000 for the three months ended September 30, 2003. Net interest income was $1.6 million for the third quarter of 2003, compared to $1.4 million in 2002, an increase of $183,000 or 12.7%.

Provision for Loan Losses and Asset Quality

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount that we believe to be sufficient to absorb losses inherent in the loan portfolio. We conduct, on a quarterly basis, a detailed evaluation of the adequacy of the allowance.

The provision for loan losses was $1.3 million for the first nine months of 2003 compared to $248,000 in 2002. The large increase in the 2003 provision is due to a specific provision of $885,000 for one potentially fraudulent loan. Although the loan was current at the time, we became aware that our secured position was suspect when equipment could not be located and the minority owner of the corporation mysteriously disappeared in a purported boating accident. Due to various uncertainties and our inability to determine at this time the likelihood of recovery, the Company has established the provision at the high end of the estimated range of loss on the loan. We are currently negotiating a settlement with the majority owner of the corporation for a portion of the outstanding loan balance. We also intend to pursue claims for the balance of the loan against our bonding company and under an interest in a life insurance policy on the minority owner that was assigned to us in connection with the loan. Net charge-offs through the first nine months of 2003 were $258,000, representing .21% of average loans compared to $60,000 or .06% for the same period last year.

FIRST SHARES BANCORP, INC.

The allowance for loan losses at September 30, 2003 was $2.4 million, or 1.83% of total loans, compared to $1.3 million or 1.25% of total loans at September 30, 2002.

Nonperforming loans have increased $1.4 million, to $1.7 million since year-end. The amount of nonperforming loans rose (1.27% at September 30, 2003 compared to .22% at year end 2002) primarily due to the addition of the potentially fraudulent loan. As noted, we have fully reserved this credit relationship. While this is a substantial amount, we believe that this is an unusual situation and is not indicative of the credit quality of our loan portfolio.

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

For the quarters ended September 30, 2003 and 2002, provision expense increased to $1.0 million from $138,000 driven by the aforementioned specific provision, loan growth and increases in net charge offs. Provision expense is made to maintain the allowance at levels sufficient to cover probable incurred loss in the portfolio.

Noninterest Income and Expense

Noninterest income increased $736,000, or 61.7% to $1.9 million for 2003 compared to $1.2 million in 2002. A portion of the increase is attributed to the larger number of deposit accounts, which increased deposit service charge income by 14.1%. A significant part of the increase can be attributed to higher loan sale revenue as declining rates continue to spur activity in this area. Loan sale revenue rose $620,000, or 122.5%, from $506,000 last year. Additionally, gains on the sale of securities rose 96.1% to $249,000 for the nine months ended September 30, 2003 compared to $127,000 for the same period in 2002.

Noninterest expense increased by $1.1 million or 28.4%, to $5.1 million for the first nine months of 2003. The largest contributors to the increase in noninterest expense were professional services and employee salaries and benefits.

Salary and employee benefits expense increased from $2.3 million for the nine months ended September 30, 2002 to $3.2 million for the same nine-month period in 2003, an increase of $885,000 or 38.9%. This increase is the result of annual salary increases and health insurance increases. Also, staffing levels increased from 79 full time equivalents at September 30, 2002 to 93 full time equivalents at September 30, 2003.

Professional services (included in noninterest income) increased $68,000 of which approximately $50,000 was expense relating to our application to be quoted on the NASDAQ SmallCap market.

For the quarters ended September 30, 2003 and 2002, noninterest income increased from $492,000 to $545,000, a change of $53,000 or 10.8%. Much of this increase is attributable to the increased mortgage banking revenue and gains on the sale of securities. Noninterest expense posted an increase rising from $1.5 million to $1.8 million, an increase of $282,000 or 19.0%. Salary and employee benefits accounted for the majority of the increase.

FIRST SHARES BANCORP, INC.

Income Taxes

A tax benefit of $125,000 was recorded during the second quarter of 2002. The benefit represented the elimination of the reserve on deferred tax assets. Having fully utilized a net operating loss carryforward during 2002, we recorded income tax expense of $230,000 through the first half of 2003. With the loss recognized for the third quarter, we have now recorded a tax benefit.

FINANCIAL CONDITION

Total assets were $181.2 million at September 30, 2003 compared to $155.3 million at year-end 2002, an increase of $25.8 million or 16.6%. Increased loan totals were funded primarily by increased deposits.

Securities

Our securities are designated as available for sale. With the influx of deposits, investments in securities increased $8.1 million from year-end 2002 with the largest increase occurring in tax-exempt state and political subdivisions. The portfolio remains largely comprised of state and political subdivision securities and government agency issues.

In addition to securities of the U.S. Government and its agencies, we had concentrations in a corporate security and a municipal security that exceeded 10% of shareholder’s equity at September 30, 2003. The corporate obligor was Ford Motor Credit with an amortized cost of $1.3 million and a fair value of $1.3 million. The municipality obligor was Tell City Troy Township of Indiana with an amortized cost of $1.1 million and fair value of $1.1 million.

Loans

Total loans, excluding loans held for sale, increased $18.2 million or 16.3% from year-end 2002 to September 30, 2003. Loan growth occurred in nearly all categories.

Residential mortgages, excluding loans held for sale, comprise the largest single segment of our loan portfolio. From year-end 2002 to September 30, 2003, residential mortgages increased $8.8 million or 3.3% to $36.0 million. The increase is attributed to refinancing activity from the continued low interest rate environment. At period end 2003, loans held for sale, which are carried at the lower of cost or fair value, totaled $313,000, declining from the year-end total of $5.8 million. All loans are sold servicing released.

Commercial loans outpaced consumer loans during the third quarter of 2003 to become the second largest single segment of our loan portfolio. Commercial and commercial real estate loans grew by 17.4% or $7.2 million from December 31, 2002 to September 30, 2003 and combined comprised 37.2% of our portfolio at the period end. Growth in these segments was attributed to the local economy, primarily in the Greenwood area, and further penetration in our market areas.

Consumer loans totaled $27.2 million at September 30, 2003, remaining stable from the 2002 year-end total of $27.8 million. The indirect loan market has stabilized as customers have taken advantage of zero percent financing offered by auto manufacturers. Management believes that

FIRST SHARES BANCORP, INC.

relationships maintained with local auto and recreational vehicle dealers provide the indirect loan market segment with strong growth opportunities for the future. Underwriting standards for indirect loans are consistent with the standards applied to direct loans in an effort to maintain strong asset quality.

Deposits and Other Borrowings

Total deposits increased $27.4 million or 22.3%, from year-end 2002 to September 30, 2003, as we continue to gain market share. Noninterest-bearing deposits increased to $21.5 million from $15.8 million. At September 30, 2003, $43.4 million or 50.7% of our time deposits had balances greater than $100,000. The average balance of time deposits issued in amounts greater than $100,000 totaled $43.0 million in 2003 and $33.1 million in 2002, representing 49.7% and 48.0% of total average time deposits in each period.

While deposits have funded a significant portion of our growth, we also can obtain funding from the Federal Home Loan Bank (FHLB). Our outstanding advances from the FHLB have various terms with rates ranging from 1.32% to 5.3% and maturities from March 15, 2004 to March 7, 2011. At September 30, 2003, we also had federal funds purchased, which were obtained to meet the daily reserve requirement as set by the Federal Reserve Bank. Additionally, we have a note payable and debentures at the holding company, with a significant portion of these proceeds contributed to First Bank as additional capital to support growth.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a “well-capitalized” institution must achieve a Tier 1 risk-based capital ratio of at least 6.00%, and a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can result in regulatory action that could have a direct material effect on our financial statements. If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions, asset growth, and expansion are limited, in addition to the institution being required to submit a capital restoration plan.

At September 30, 2003, our Tier 1 risked based capital ratio, total risk-based capital ratio and leverage ratio for the Bank were 9.36%, 10.61%, and 8.07%, levels which meet the regulatory guidelines of “well capitalized.” Consolidated numbers for the Tier 1 risked based capital

FIRST SHARES BANCORP, INC.

ratio, total risk-based capital ratio and leverage ratio for the Bank were 5.82%, 10.39%, and 5.04%, levels which meet the regulatory guidelines of “well capitalized” except for the Tier 1 risk based capital ratio which is at a level of “adequately capitalized.” The decrease in these ratios is due primarily to the loss reported for the third quarter causing growth for the year to outpace net income for the year.

At December 31, 2002 our Tier 1 risk-based capital ratio, total risk based capital ratio and leverage ratio for the Bank were 10.46%, 11.53% and 8.52%, levels which meet the regulatory guidelines of “well-capitalized”. The consolidated numbers for the Tier 1 risk-based capital ratio, total risk-based capital and leverage ratio were 6.56%, 11.48% and 5.34%, levels which meet the regulatory guidelines of “well-capitalized.”

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

At September 30, 2003, we had a negative one-year interest rate gap of 26.4% of interest earning assets. This compares to a negative 27.6% at December 31, 2002. The negative gap is primarily the result of a large amount of time deposits maturing within the next three to twelve months and the ability to immediately reprice other interest-bearing deposits.

FIRST SHARES BANCORP, INC.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the quarterly period covered by this report, an evaluation was carried out under the supervision and with the participation of First Shares Bancorp, Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of such date.

Part II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits

3.1	Amended and Restated Articles of Incorporation of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.1 to the registration statement on Form SB-2 of First Shares Bancorp, Inc. (file no. 333-31520), as amended (the “Registration Statement”).

3.2	Amended and Restated By-Laws of First Shares Bancorp, Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

b.) Reports on 8-K

August 8, 2003 Report on Second Quarter Earnings Press Release

FIRST SHARES BANCORP, INC.

SIGNATURES

FIRST SHARES BANCORP, INC

Date: November 14, 2003	By:	/s/ Jerry R. Engle

Jerry R. Engle
President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ Kimberly B. Kling

Kimberly B. Kling
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)