Form 10KSB
period 2003-12-31
FIRST SHARES BANCORP INC
filed 2004-03-30
CIK 1107257

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ].

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer’s revenues for its most recent fiscal year: $12,085,000

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 16, 2004 (See definition of affiliate in Rule 12b-2 of the Exchange Act): $16,926,269

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceeding during the past five years)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ].

(Applicable only to corporate registrants)

Number of shares common stock outstanding, as of March 16, 2004: 1,622,662

Documents Incorporated by Reference: None.

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

General

     First Shares Bancorp, Inc., an Indiana corporation formed in 1991, is a bank holding company that owns all of the common shares of First Bank, an Indiana-chartered bank with deposit accounts insured by the FDIC. After years of slow growth, we implemented an aggressive new growth strategy in 1999 with the goal of capturing a significant portion of the market for banking services in the Central Indiana counties, south of Indianapolis. To help fund our growth, we conducted an initial public offering of our common shares in 2000, raising net proceeds of approximately $2.7 million, and an offering in 2002 of redeemable subordinated debentures and mandatory stock purchase contracts, raising net proceeds of approximately 4.7 million.

     On March 10, 2004, we signed a definitive agreement to merge into Lincoln Bancorp, headquartered in Plainfield, Indiana. Our subsidiary bank, First Bank, will also be merged into Lincoln Bancorp’s subsidiary, Lincoln Bank.

     We offer a broad range of commercial banking products and services to small and medium-sized businesses and retail customers from our eight locations in Central Indiana. Our products include commercial, consumer and real estate loans, credit cards, a broad range of deposit products and other non-deposit banking services.

Strategy

     Bank Growth. When current management assumed control of First Shares Bancorp in March of 1999, it adopted a growth strategy of increasing assets, deposits and loans. Between March 31, 1999, and December 31, 2003, total assets increased from $44.0 million to $175.8 million (299%), total loans increased from $27.4 million to $133.7 million (388%), and deposits increased from $39.3 million to $142.8 million (263%). This growth was accomplished primarily by attracting customers from our competitors and was accomplished during periods where our ability to maximize our growth was impeded by our regulatory capital levels. Our goal is to continue our growth following the proposed merger and be both profitable and customer-focused.

     We believe that the largest source of growth of our business is through referrals by existing customers, and that the primary reason for referrals is positive customer feedback regarding our customer service and response time. The Central Indiana banking market is dominated by large national and regional financial institutions. This dominance was achieved through the purchase of Indiana-based financial institutions and holding companies over the past several years, which resulted in a significant consolidation of the Indiana banking industry. We believe that small- and medium-size businesses often are not of sufficient size to be of interest to these large banks. We also believe potential customers frequently have difficulty in finding personalized banking services and seek a banking relationship with a smaller and more service-oriented community banking organization such as us. Through our primary emphasis on customer service, management’s experience and our product lines, we will continue to focus on attracting these customers to achieve internal growth.

     We also believe that the economic expansion which has occurred in our market area contributes significantly to new opportunities for internal growth. As of the 2000 census, the most recent date for which figures were available, the three counties in which we conduct most of our activities had a combined population of approximately 196,855. One of those counties, Johnson County, was the third fastest growing county in Indiana based on population increase from 1990 to 2000. Employment in the area is in diversified sectors, including manufacturing, construction, retail trade, services and government. As of December 31, 2003, the three-county area had an unemployment rate of less than 5%.

     In order to promote internal growth, we currently pay interest on deposits at rates competitive with the highest in our market area. In addition, we have increased our loan origination efforts and have expanded our indirect consumer lending through automobile and recreational vehicle dealers.

     Operations and Marketing. We believe that, in meeting the needs of consumers and small- to medium-sized businesses in our market area, our most important strategy is to provide excellent customer service. This strategy is emphasized above all others, from top management down to each bank teller. Our operational systems have been designed to complement customer service. We have Internet banking capabilities, which allow customers to perform several banking functions on-line. We believe our banking locations are small enough to facilitate personalized services and decision-making, yet of sufficient size to meet most customers’ needs.

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

Loans

     We have the ability to provide a broad range of commercial and retail lending services. As of December 31, 2003, our loan portfolio consisted of approximately 39% commercial and commercial real estate loans, 29% residential mortgage loans (including home equity loans), 12% residential construction loans and 20% automobile and other consumer loans. We follow a uniform credit policy which sets forth underwriting and loan administration criteria, including levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. At December 31, 2003, substantially all loans outstanding were to customers within our market area.

     Commercial Loans. Commercial loans are made primarily to small- and medium-sized businesses. These loans are made on a secured and, to a limited extent, on an unsecured basis and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. We generally look to a borrower’s business operations as the principal source of repayment, but also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees. Approximately 44% of our commercial loans are commercial real estate loans secured by a first lien on the commercial real estate. In addition, virtually all of our commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

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

     Our loan policies include procedures for oversight and monitoring of our lending practices and loan portfolio. We have a Loan Committee comprised currently of our President, our Executive Vice President and other lending officers and four outside directors. Our President has signatory authority for secured loans up to $200,000 and unsecured loans up to $50,000, and our Executive Vice President and Senior Vice President of Commercial Lending have signatory authority for secured loans up to $150,000 and unsecured loans up to $50,000. Various other lending officers have signatory authority for secured loans ranging from $30,000 to $75,000 and for unsecured loans ranging from $5,000 to $15,000. These limits are cumulative for commercial loans up to a maximum loan of $400,000, allowing up to three officers to approve a loan higher than one officer’s limit but less than the sum of their limits, so long as one of the officers approving the loan is either the President or the Executive Vice President. Residential mortgage loans meeting Federal Home Loan Mortgage Corporation guidelines for credit quality and documentation may be approved by our Vice President of Mortgage Loans, up to the established maximum conforming loan amount as periodically determined by secondary market agencies such as FHLMC and FNMA. Residential mortgage loans not meeting FHLMC guidelines may be approved by our Senior Vice President of Mortgage Loans up to $100,000. The Loan Committee is responsible for approving all loans that exceed the above limits. All loan limits are subject to review and revision by our board of directors and the Loan Committee from time to time.

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

     Other Services. In addition to our basic deposit products, we offer our customers certain other services, such as commercial sweep accounts, bank-by-phone and Internet banking capabilities. We believe customer visits to our banking locations are consistent with our personalized service approach. In addition, we maintain relationships with correspondent banks and other independent financial institutions to provide other services requested by our customers, including loan participations where the requested loan amounts exceed our policies or legal lending limits.

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

Employees

     As of December 31, 2003, we had 95 full-time employees and 8 part-time employees. None of these employees is represented by a union. We consider relations with our employees to be good.

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

     The merger or consolidation of First Bank with another bank, or the acquisition by First Bank of assets of another bank, or the assumption of liability by First Bank to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The approval decision is based upon a consideration of factors similar to those outlined above with respect to the BHCA. In addition, in certain cases, an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the DFI under the Indiana Financial Institutions Act, may be required. The proposed merger of First Bank into Lincoln Bank will require the approval of the Office of Thrift Supervision, Lincoln Bank’s primary federal regulator.

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

     Dividends. First Shares is a corporation separate and distinct from First Bank. Most of First Shares’ revenues are received in the form of dividends or interest paid by First Bank. First Bank is subject to statutory restrictions on its ability to pay dividends. See “- First Bank — Dividends.” The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability in appropriate cases to proscribe the payment of dividends by banks and bank holding companies. The Federal Reserve Board and the DFI possess similar enforcement powers over First Bank. It is also unlawful for any insured depository institution to pay a dividend at a time when it is in default of payment of any assessment to the FDIC. The “prompt corrective action” provisions of FDICIA impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

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

     The FDIA establishes five capital categories, and the federal bank regulatory agencies, as directed by the FDIA, have adopted, subject to certain exceptions, the following minimum requirements for each of such categories:

	Total Risk-	Tier 1 Risk-
	Based	Based
	Capital Ratio	Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	A ratio of tangible equity to total assets of 2% or less

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

     As of December 31, 2003, First Bank had total Tier 1 capital of $14.7 million, or 8.43% of average total assets, 9.82% of risk-weighted assets, and a 10.83% ratio of total capital to total risk-weighted assets and met the criteria to be classified by the FDIC as “well capitalized.”

     Legislative Proposals

     New proposed legislation which could significantly affect First Shares and First Bank may be introduced from time to time. We cannot predict the future course of legislative proposals or their impact on First Shares and First Bank, should they be adopted.

ITEM 2. DESCRIPTION OF PROPERTY

     We conduct our operations from eight locations in Central Indiana:

•	Approximately 5,000 square feet at 996 South State Road 135, Greenwood, Indiana, which we occupy under a lease expiring in 2004;

•	Approximately 2,150 square feet at 1266 North Madison Avenue, Greenwood, Indiana, which we occupy under a lease expiring in 2005;

•	Approximately 1,100 square feet at 250 North State Road 135, Bargersville, Indiana, which we occupy under a lease expiring in 2006;

•	Approximately 4,000 square feet at 180 West Washington Street, Morgantown, Indiana, which we own;

•	Approximately 1,800 square feet at 110 North State Road 135, Trafalgar, Indiana, which we own;

•	Approximately 3,000 square feet at 189 Commercial Drive, Nashville, Indiana, located on real estate owned by an entity that is owned and controlled by Frank A. Rogers, one of our directors, and which we occupy under a lease expiring on November 30, 2006;

•	Approximately 4,800 square feet at 3195 Fairview Road, Greenwood, Indiana, which we occupy under a lease expiring on January 31, 2007, with a renewal option of five years following the expiration date;

•	Approximately 3,750 square feet at 2259 North Morton, Franklin, Indiana, which we own; and

•	Approximately 3,500 square feet at 1118 North Main Street, Suite B, Franklin, Indiana, which we do not currently occupy, under a lease expiring on May 31, 2004, with a renewal option of one year following the expiration date which we do not intend to exercise.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Effective March 24, 2003, our common stock began trading on the Nasdaq SmallCap Market under the symbol FBGI. Previously, our common stock was traded in the over-the-counter market and was quoted on the Nasdaq OTC Bulletin Board under the same symbol.

     The following table sets forth the high and low bid prices of the common stock for the periods indicated as well as the dividends paid during the periods. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low	Dividend
March 2002	5.67	4.67	—
June 2002	6.67	5.33	—
September 2002	6.00	5.37	—
December 2002	8.25	5.48	—
March 2003	9.00	7.60	—
June 2003	10.00	8.25	—
September 2003	10.33	8.50	—
December 2003	10.50	8.60	—

At March 16, 2004, there were approximately 130 record holders of the common stock.

     For information on regulatory restrictions on the payment of dividends, see “Item 1. Description of Business — Supervision and Regulation — First Shares Bancorp — Dividends.”

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of First Shares Bancorp, Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by First Shares Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specific in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes in First Shares Bancorp, Inc.’s internal controls or in other factors during the fiscal quarter ended December 31, 2003 that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below is certain information about our directors and executive officers or executive officers of our affiliates who are not directors. The information disclosed in the column headed “Director Term Ends” is the year the director’s term would end if the proposed merger with Lincoln Bancorp does not occur.

		Age at		Director
		December 31,	Director	Term
Name	Position	2003	Since	Ends
Jerry R. Engle	President & CEO	58	1999	2004

Ralph M. Foley	Director	63	1985	2005

H. Dean Hawkins	Director	68	1992	2004

Gary W. Lewis	Director	54	1999	2006

R. J. McConnell	Director	43	1998	2004

William J. Meredith	Director	56	1992	2005

Frank A. “Andy” Rogers	Chairman of the Board	72	1999	2005

Norman D. Stockton	Director	59	1993	2006

		Age at	Year First
		December 31,	Elected
Name	Position	2003	Officer
John B. Ditmars	Executive Vice President	47	1999

Kimberly B. Kling	Secretary, Treasurer and	36	1999
	Chief Financial Officer

     Set forth below is the principal occupation for the last five years of each of our directors and executive officers.

     Jerry R. Engle is our President and Chief Executive Officer of the Corporation and the Bank since March 1999; formerly chief executive officer of Citizens Bank of Central Indiana, a position he assumed in 1992 when Indiana Bancshares, Inc., of which he was chief executive officer, merged into CNB Bancshares, Inc., the holding company for Citizens Bank.

     Ralph M. Foley is a Partner in the law firm of Foley, Foley & Peden, Martinsville, Indiana.

     H. Dean Hawkins is self-employed as a real estate appraiser. President and Chief Executive Officer of the Corporation and the Bank from December 1991 to February 1999; Chairman of the Board of Directors from March 1999 to November 1999.

     Gary W. Lewis is a Financial Advisor with Raymond James & Associates, Inc. since January, 2001; Vice President and Manager of the Greenwood office of F.C. Tucker Realtors from 1975 to December, 2000.

     R. J. McConnell is a Partner with the law firm of Bose McKinney & Evans LLP, Indianapolis, Indiana.

     William J. Meredith is President and Funeral Director at Meredith-Clark Funeral Home, Inc. and partner in C&M Monument Co., a cemetery monument company.

     Frank A. Rogers is Chairman of the Board of Directors of the Corporation and the Bank; owner and operator of restaurants and hotels in Brown County, Indiana, and partner in a partnership owning a nursing home, also in Brown County, Indiana; previously, chief executive officer of three other financial institutions during the 1960’s through the 1980’s.

     Norman D. Stockton is Superintendent of Schools for the Eminence Community School Corporation since 1997. Previously, Director of Marketing for Construction Control, Inc., a construction management firm (1994 - 1997).

     John B. Ditmars is our Executive Vice President, a position he has held since March 1999. Previously, he was the Senior Lending Officer and head of the Commercial Lending Department at Citizens Bank of Central Indiana.

     Kimberly B. Kling is our Secretary, Treasurer and Chief Financial Officer, duties she assumed in 1999. From 1994 to 1999, she was Controller, Secretary and Treasurer for Kellie Plumbing, Inc. and Johnson County Distributors, Inc., and from 1991 to 1994 she was a staff accountant for Alemite Corporation, Charlotte, North Carolina.

Audit Committee

     The Audit Committee evaluates audit performance, handles relations with our independent auditors and evaluates policies and procedures relating to internal audit functions and controls. The Audit Committee may also examine and consider other matters relating to our financial affairs as it deems appropriate. The Audit Committee currently consists of Frank A. Rogers (Chairman), Gary W. Lewis and R. J. McConnell.

     The Board of Directors has determined that Frank A. Rogers is an “audit committee financial expert” as defined in rules adopted under the Securities Exchange Act of 1934. The Board of Directors has also determined that Mr. Rogers is independent under the Securities Exchange Act of 1934 and the listing standards of The Nasdaq Stock Market, Inc.

Director Nominations

     There have been no material changes to the procedures by which holders of our common stock may recommend nominees to our Board of Directors. In the event the proposed merger does not occur during 2004, the Board of Directors will reexamine these procedures.

Code of Ethics

     In view of the proposed merger, First Shares has not yet adopted a formal, written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. In the event the proposed merger does not occur during 2004, the Board of Directors will consider the adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders (the “Reporting Persons”) are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to us, we believe that during 2003 all Reporting Persons complied with the filing requirements of Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

					Long-Term
					Compensation
	Annual Compensation				Awards
					Securities
				Other	Underlying	All
Name and	Year Ended			Annual	Options/	Other
Principal Position	December 31,	Salary	Bonus	Compensation	SARs(#)	Compensation
Jerry R. Engle	2003	$170,000	$—	$—	—	$5,091	(1)
President and	2002	162,000	—	—	—	4,846	(1)
Chief Executive Officer	2001	150,000	—	—	—	4,500	(1)

(1)	Consists of matching contributions to retirement plan account.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options/SARs		In-the-Money Options/SARs
	Shares		At Fiscal Year End		At Fiscal Year End (1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Jerry R. Engle	—	$—	58,500	—	$274,950	$—

(1)	Calculated assuming a fair market value per share of $10.19 at December 31, 2003, which was the average of the bid and asked prices for the previous ten trading days.

Benefit Plans and Arrangements

     1996 Stock Option Plan. Under our 1996 Stock Option Plan, our executive officers and key employees are eligible to receive stock options which do not qualify as incentive stock options under the Internal Revenue Code. Directors who are not our employees are not entitled to participate.

     The grant of awards under the 1996 Stock Option Plan is made by the board of directors, including the selection of appropriate grantees, the size and exercise price of awards and other terms and conditions of awards. Options for a total of 81,000 shares of common stock (as adjusted for the subsequent stock split) were reserved for issuance under the 1996 Stock Option Plan until December 31, 2001. Therefore, no further options may be granted under this plan. Options for 31,500 shares are currently outstanding under the plan. Options granted under the 1996 Stock Option Plan must be for a term of not more than seven years and, unless otherwise provided in the particular option grant agreement, will be 25% vested upon grant and become vested as to an additional 25% on each of the succeeding three anniversaries of the date of grant. Options will become fully vested if the grantee dies or a change of control occurs at any time during the first three years after a grant.

     1999 Stock Option Plan. Under our 1999 Stock Option Plan, our directors, executive officers and key employees are eligible to receive stock options which either qualify as incentive stock options under the Internal Revenue Code or do not so qualify. Options for a total of 139,500 shares of common stock may be granted under the 1999 Stock Option Plan. Options for 124,750 shares are currently outstanding under the plan. If an award under the plan expires or terminates without being exercised in full or is forfeited, the shares of common stock subject to the award generally become available for new awards.

     Options granted under the 1999 Stock Option Plan must be for a term of not more than 10 years. Options granted under the 1999 Stock Option Plan allow participants to purchase shares of our common stock at an exercise price determined by the board of directors which, after December 31, 1999 cannot be less than the fair market value of our common stock on the date of the grant. As determined by the board of directors, options will generally become exercisable in one or more installments beginning on the first anniversary of the date of the grant. The board of directors may accelerate the exercisability of any option. Payment of the option exercise price may be made in cash or through the exchange of shares of our common stock owned by the grantee. In the event of a Change in Control (as defined in the plan), options become exercisable whether or not the vesting periods have expired and whether or not the grantee has been employed for one year after the applicable grant date.

Director Compensation

     Directors are paid $600 for each regularly-scheduled meeting of the board of directors attended and $250 for each special meeting of the board of directors attended. Directors are entitled to be paid for one regularly-scheduled board meeting missed each year. Directors who are not our employees are paid $250 for each committee meeting attended or for which they serve as an alternate (in the case of the loan committee). Four of the directors (Messrs. Foley, Hawkins, Meredith and Stockton) have entered into a deferred fee agreement with us pursuant to which payment of fees by us is deferred until the earlier of the director’s resignation as a director, disability or death or a change in our control. In all cases except the death of the director, the amount deferred bears interest at an interest rate established by us from time to time. In the case of the death of the director, we have agreed to pay an annual death benefit of $22,960 for 10 years. In connection with our proposed merger with Lincoln Bancorp, the accrued balance of these deferred fees will be paid in a lump sum within 60 days after the merger closing.

Employment Agreements

     In March 1999, we entered into a three-year employment agreement with Jerry R. Engle pursuant to which we employ Mr. Engle as our Chief Executive Officer. The initial term of the agreement ended in March 2002, but automatically renewed successive one-year terms in March of 2002 and 2003. The employment agreement provides that it will continue to automatically renew for successive one-year terms unless we or Mr. Engle elect not to continue it by giving 30 days advance notice prior to the first day of a renewal term. The agreement provides for a base compensation plus annual bonuses to be set by the board of directors. In 1999 pursuant to the Agreement, Mr. Engle also received options to purchase 58,500 common shares (as adjusted for the subsequent stock split) at a price equal to the book value per share of the outstanding common shares on the last day of the fiscal quarter immediately preceding the date of grant. Under the employment agreement, Mr. Engle retains the right to participate in various other employee benefit plans we maintain for which he is otherwise eligible.

     The agreement with Mr. Engle is subject to termination at any time by Mr. Engle upon notice and by us for cause (as defined in the agreement) or upon Mr. Engle’s death or disability (as defined in the agreement). In the event we terminate Mr. Engle’s employment without cause and other than upon Mr. Engle’s death or disability, or in the event Mr. Engle terminates his employment for good reason (as defined in the agreement), Mr. Engle is entitled to receive his annual base monthly salary (calculated at the highest rate during the year preceding the termination of employment) through the end of the term of the employment agreement.

     Following a termination of Mr. Engle’s employment other than a termination by us without cause and other than upon Mr. Engle’s death or disability or a termination by Mr. Engle for other than good reason, Mr. Engle will be prohibited from competing with us or soliciting our customers for a period of two years after the date of termination.

     In March 1999, we also entered into a three-year employment agreement with John B. Ditmars pursuant to which we employ Mr. Ditmars as our Executive Vice President. The initial term of the agreement ended in March 2002, but automatically renewed for successive one-year terms in March of 2002 and 2003. The employment agreement provides that it will continue to automatically renew for successive one-year terms unless we or Mr. Ditmars elect not to continue it by giving 30 days advance notice prior to the first day of a renewal term. The agreement provides for a base compensation plus annual bonuses to be set by the board of directors. In 1999 pursuant to the Agreement, Mr. Ditmars also received options to purchase 31,500 common shares (as adjusted for the subsequent stock split) at a price equal to the book value per share of the outstanding common shares on the last day of the fiscal quarter immediately preceding the date of grant. Under the employment agreement, Mr. Ditmars retains the right to participate in various other employee benefit plans we maintain for which he is otherwise eligible.

     The agreement with Mr. Ditmars is subject to termination, and Mr. Ditmars is eligible for severance benefits and subject to a noncompetition and nonsolicitation covenant, upon the same terms and conditions as in our employment agreement with Mr. Engle.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Stock Ownership by Directors, Officers and Certain Shareholders

     The following table shows, as of March 16, 2004, the number and percentage of shares of common stock held by each person known to the Corporation who owned beneficially more than five percent of the issued and outstanding common stock of the Corporation and shares held by the Corporation’s directors and certain executive officers. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

	Number of Shares
Name and Address	Beneficially Owned		Percentage
Jerry R. Engle 996 South State Road 135 Greenwood, Indiana 46143	168,789	(1)	9.94%
Ralph M. Foley 400 Byram Road Martinsville, Indiana 46151	68,277	(2)	4.18
H. Dean Hawkins 2127 Foxcliff North Martinsville, Indiana 46151	64,845	(3)	3.99
Gary W. Lewis 2302 Woodsway Drive Greenwood, Indiana 46143	42,000	(4)	2.58
R. J. McConnell 2069 W. County Road 300S Franklin, Indiana 46131	32,280	(5)	1.97
William J. Meredith P.O. Box 308 Morgantown, Indiana 46160	19,092	(6)	1.17
Frank A. Rogers P.O. Box 187 Nashville, Indiana	158,760	(7)	9.71

	Number of Shares
Name and Address	Beneficially Owned		Percentage
Norman D. Stockton 3168 S.E. County Line Road Morgantown, Indiana 46160	5,587	(8)	*
John Ditmars 996 South State Road 135 Greenwood, Indiana 46143	70,244	(9)	4.23
Kimberly B. Kling 996 South State Road 135 Greenwood, Indiana 46143	6,937	(10)	*
Directors and executive officers as a group (10 persons)	636,791	(11)	35.23

*	Less than 1%.

(1)	Consists of 66,609 shares owned individually, 15,000 shares owned jointly with Mr. Engle’s spouse, 180 shares owned for the benefit of Mr. Engle’s children, 10,500 shares held through a retirement plan trust, 1,500 shares held as trustee for the benefit of members of Mr. Engle’s family, 58,500 shares represented by stock options exercisable currently or within 60 days of March 16, 2004, and 16,500 shares represented by mandatory stock purchase contracts currently exercisable.

(2)	Consists of 2,160 shares owned individually, 39,210 shares owned jointly by Mr. Foley and his spouse, 8,715 shares owned by Mr. Foley’s spouse, 6,192 shares owned for the benefit of members of Mr. Foley’s family, 4,500 shares represented by stock options exercisable currently or within 60 days of March 16, 2004, and 7,500 shares represented by mandatory stock purchase contracts currently exercisable.

(3)	Consists of 2,304 shares owned individually, 58,041 shares owned jointly by Mr. Hawkins and his spouse and 4,500 shares represented by stock options exercisable currently or within 60 days of March 16, 2004.

(4)	Consists of 37,500 shares owned individually and 4,500 shares represented by stock options exercisable currently or within 60 days of March 16, 2004.

(5)	Consists of 12,780 shares beneficially owned through a retirement plan trust, 4,500 shares represented by stock options exercisable currently or within 60 days of March 16, 2004, and 15,000 shares represented by mandatory stock purchase contracts currently exercisable.

(6)	Consists of 8,397 shares owned individually, 1,665 shares owned by Mr. Meredith’s spouse, 450 shares owned jointly with Mr. Meredith’s spouse, 900 shares owned through a custodian, 180 shares owned as custodian for Mr. Meredith’s grandchildren, 4,500 shares represented by stock options exercisable currently or within 60 days of March 16, 2004, and 3,000 shares represented by mandatory stock purchase contracts currently exercisable.

(7)	Consists of 146,010 shares owned individually, 4,500 shares represented by stock options exercisable currently or within 60 days of March 16, 2004, and 8,250 shares represented by mandatory stock purchase contracts currently exercisable.

(8)	Consists of 1,087 shares owned individually and 4,500 shares represented by stock options exercisable currently or within 60 days of March 16, 2004.

(9)	Consists of 22,074 shares owned individually, 900 shares owned jointly by Mr. Ditmars and his spouse as custodian for the benefit of their minor children, 8,250 shares held through a retirement plan trust, 31,500 shares represented by stock options exercisable currently or within 60 days of March 16, 2004, and 7,500 shares represented by mandatory stock purchase contracts currently exercisable.

(10)	Consists of 1,500 shares owned jointly with Ms. Kling’s spouse and 5,437 shares represented by stock options exercisable currently or within 60 days of March 16, 2004.

(11)	Includes 126,937 shares represented by stock options exercisable currently or within 60 days of March 16, 2004.

Equity Compensation Plan Information

     The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003. These plans include the 1996 Stock Option Plan and the 1999 Amended and Restated Stock Option Plan. Our shareholders have approved all of these plans.

Number of Securities
		Weighted-Average	Remaining
	Number of Securities to	Exercise Price of	Available for Future Issuance
	be Issued Upon Exercise	Outstanding Options,	under Equity Compensation
	of Outstanding Options,	Warrants and	Plans (Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	156,250	$5.31	14,750
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	156,250	$5.31	14,750

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the past two years, First Bank had banking transactions in the ordinary course of business with our directors, officers and principal shareholders and their affiliates. These transactions have been made on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

     All future material affiliated transactions and loans, if any, will be made or entered into on terms that are no less favorable to us than those that can be obtained from unaffiliated third parties. In addition, as a matter of policy, all future material affiliated transactions and loans, if any, and any forgiveness of loans, must be approved by a majority of our independent directors who do not have an interest in the transactions and who have access, at our expense, to our legal counsel or independent legal counsel.

     Effective on December 1, 2001, we entered into a lease agreement for our Nashville, Indiana branch office. Prior to that time, we operated the branch from a temporary structure. The new building consists of approximately 3,000 square feet and is located at 180 Commercial Street, Nashville, Indiana. Under the lease, we agreed to pay $4,250 per month in rent and $450 per month in common area maintenance fees. Under the lease, we are responsible for interior maintenance expenses, real estate taxes and insurance premiums for hazard and liability insurance. The original lease term expires on November 30, 2006, but is renewable at our option for an additional five-year period. The building and real estate on which the building is located are owned by an entity that is owned and controlled by Frank A. Rogers, one of our directors. However, we believe the lease terms are substantially the same as we could have received from an independent third party for similar office space in the area.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     The following exhibits are filed with this Report.

2	Agreement and Plan of Reorganization dated March 10, 2004, among First Shares Bancorp, Inc., First Bank, Lincoln Bancorp and Lincoln Bank, incorporated by reference from Exhibit 2 to the Current Report on Form 8-K filed by First Shares Bancorp on March 15, 2004.

3.1	Articles of Incorporation of First Shares Bancorp, Inc. and amendments, incorporated by reference from Exhibit 3.1 to the Registration Statement on Form SB-2 of First Shares Bancorp, Inc., file no. 333-31520, as amended (the “2000 Registration Statement”).

3.2	Bylaws of First Shares Bancorp, Inc., incorporated by reference from Exhibit 3.2 to the 2000 Registration Statement.

4.1	Specimen Common Stock Certificate, incorporated by reference from Exhibit 4 to the 2000 Registration Statement

4.2	Trust Indenture dated April 5, 2002 between First Shares Bancorp, Inc. and The Huntington National Bank, as Trustee, incorporated by reference from Exhibit 4.1 to the Registration Statement on Form SB-2 of First Shares Bancorp, Inc., file no. 333-83640 (the “2002 Registration Statement”).

4.3	Equity Contract Agency Agreement dated April 5, 2002 between First Shares Bancorp, Inc. and First Bank, incorporated by reference from Exhibit 4.3 to the 2002 Registration Statement.

10.1	1996 Amended and Restated Stock Option Plan, incorporated by reference from Exhibit 10.1 to the 2002 Registration Statement.*

10.2	1999 Amended and Restated Stock Option Plan, incorporated by reference from Exhibit 10.2 to the 2000 Registration Statement.*

10.3	Employment Agreement of Jerry R. Engle and amendment thereof, incorporated by reference from Exhibit 10.3 to the 2000 Registration Statement.*

10.4	Form of Director Deferred Compensation Agreements, incorporated by reference from Exhibit 10.4 to the 2000 Registration Statement.*

10.5	Lease Agreement dated March 29, 1999 between Greenwood ICC Realty, LLC and First State Bank, incorporated by reference from Exhibit 10.7 to the 2000 Registration Statement.

10.6	Lease dated April 12, 1999 between M. Kenton and Linda S. Franklin and First State Bank, incorporated by reference from Exhibit 10.8 to the 2000 Registration Statement.

10.7	Lease dated December 8, 1999 between G & P Real Estate, LLC and First Bank, incorporated by reference from Exhibit 10.9 to the 2000 Registration Statement.

10.8	Lease Agreement dated January 23, 2002 between R & A Enterprises, Inc. and First Bank, incorporated by reference from Exhibit 10.10 to the 2002 Registration Statement.

10.9	Commercial Lease Agreement dated February 20, 2002 between Commercial 100, L.L.C. and First Bank, incorporated by reference from Exhibit 10.11 to the 2002 Registration Statement.

10.10	Lease dated June 3, 2002, between Jim D. McMillion and Sandra T. McMillion and First Bank, incorporated by reference from Exhibit 10.11 to the Registration Statement on Form SB-2 of First Shares Bancorp, Inc., file no. 333-100237.

13.1	Management’s Discussion and Analysis incorporated by reference from Annual Report to Shareholders. (1)

13.2	Financial Statements incorporated by reference from Annual Report to Shareholders. (1)

21	Subsidiaries of First Shares Bancorp, Inc., incorporated by reference from Exhibit 21 to the Annual Report on Form 10-KSB of First Shares Bancorp, Inc. for the year ended December 31, 2000.

23	Consent of Crowe Chizek and Company LLC. (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (1)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (1)

32.1	Section 1350 Certification of Chief Executive Officer. (1)

32.2	Section 1350 Certification of Chief Financial Officer. (1)

*	Employee benefit plan

(1)	Filed with this report.

Reports on Form 8-K

     November 12, 2003 Report of 3rd Quarter Earnings.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees to Independent Auditors for 2003 and 2002

     The following table sets forth the amount of fees (including cost reimbursements) paid to Crowe Chizek and Company LLC, the Corporation’s independent accountant, for various categories of professional services during the years ended December 31, 2003 and 2002.

	2003	2002
Audit Fees (1)	$45,000	$38,150
Audit Related Fees (2)	1,610	40,825
Tax Fees (3)	7,910	8,950
All Other Fees (4)	3,600	18,575

Total Fees	$58,120	$106,500

(1)	Includes annual financial statement audit and quarterly review services, consents for SEC filings and other services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements.

(2)	In 2003, includes collateral verification procedures for Federal Home Loan Bank advances and advice on various accounting matters. In 2002, includes assistance with preparation of securities registration statements and collateral verification procedures for Federal Home Loan Bank advances.

(3)	Includes preparation of federal and state income tax returns, assistance with quarterly tax estimates and advice on various tax matters.

(4)	In 2003, includes providing internal audit software. In 2002, includes permitted internal audit services, consultation regarding evaluation of a proposed merger and consultation regarding processes for quarterly certification of financial statements in periodic reports.

Engagement of the Independent Auditors and Approval of Services

     In 2003, prior to engaging the independent auditors to render the above services and pursuant to its charter, the Audit Committee approved the engagement for each of the services, and determined that the provision of such services by the independent auditors was compatible with the maintenance of Crowe Chizek and Company LLC’s independence in the conduct of its auditing services. In 2002, prior to certain changes in the law regarding pre-approval requirements, the Audit Committee did not pre-approve the audit-related or tax services prior to the engagement of the services, but did pre-approve the audit services prior to the engagement of the services. Under its current charter, it is the policy of the Audit Committee to pre-approve the retention of the independent auditors for any audit services and for any non-audit services, including tax services. No services were performed during 2003 under the de minimis exception in Rule 2-01(c) (7)(i)(C) of Regulation S-X.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SHARES BANCORP, INC.

By:	/s/ Jerry R. Engle

Jerry R. Engle
President

By:	/s/ Kimberly B. Kling

Kimberly B. Kling
Secretary, Treasurer and Chief
Financial Officer
(Principal Accounting Officer)

Date: March 30, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank A. Rogers Frank A. Rogers	Chairman of the Board and Director	March 30, 2004

/s/ Jerry R. Engle Jerry R. Engle	Director and President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ Ralph M. Foley Ralph M. Foley	Director	March 30, 2004

/s/ H. Dean Hawkins H. Dean Hawkins	Director	March 30, 2004

Gary W. Lewis	Director	March , 2004

/s/ R. J. McConnell R. J. McConnell	Director	March 30, 2004

Signature	Title	Date
/s/ William J. Meredith William J. Meredith	Director	March 30, 2004

Norman D. Stockton	Director	March , 2004