Form 10QSB
period 2004-03-31
FIRST SHARES BANCORP INC
filed 2004-05-17
CIK 1107257

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___.

Commission file number 0-29837

FIRST SHARES BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1948962 (I.R.S. Employer Identification No.)

996 South State Road 135, Greenwood, IN (Address of principal executive offices)	46143 (Zip Code)

(317) 882-4790
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1994 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes☑   No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 7, 2004
Common Stock, with $.01 par value	2,342,662 shares

Transitional Small Business Format (Check one):   Yes☐   No☑

FIRST SHARES BANCORP, INC.

FIRST SHARES BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	(unaudited)
	March 31,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$8,997	$2,983
Securities available for sale	38,677	29,357
FHLB stock, at cost	705	670
Loans held for sale	1,582	699
Loans, net of allowance ($1,622 and $1,513)	134,092	131,456
Premises and equipment, net	3,180	3,238
Intangible assets, net	21	32
Cash surrender value of life insurance	4,594	4,544
Accrued interest receivable and other assets	3,166	2,809

	$195,014	$175,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Noninterest-bearing deposits	$17,559	$14,920
Interest-bearing deposits	150,195	127,873

Total deposits	167,754	142,793
Federal Home Loan Bank advances	5,000	10,000
Federal funds purchased	—	516
Repurchase agreements	5,217	6,508
Note Payable	1,125	1,200
Debentures	4,880	5,000
Accrued interest payable and other liabilities	828	738

	184,804	166,755
Shareholders’ equity
Preferred stock, 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value: 10,000,000 shares authorized, 1,625,662 and 1,592,662 shares issued and outstanding	16	16
Additional paid in capital	5,788	4,758
Retained Earnings	4,449	4,665
Accumulated other comprehensive (loss)	(43)	(406)

	10,210	9,033

	$195,014	$175,788

See accompanying notes.

FIRST SHARES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three months ended March 31, 2004 and 2003
(Unaudited)
(Dollar amounts in thousands, except per share data)

	2004	2003
Interest income
Loans, including related fees	$2,151	$1,998
Taxable securities	285	245
Nontaxable securities	82	88
Other	7	10

Total Interest Income	2,525	2,341

Interest expense
Deposits	674	762
Other	189	188

Total Interest Expense	863	950

Net interest income	1,662	1,391
Provision for loan losses	45	110

Net interest income after provision for loan losses	1,617	1,281

Noninterest income
Service charges on deposit accounts	121	107
Gain of sale of loans	222	353
Increase in cash surrender value of life insurance	50	29
Net gain of sale of securities	8	91
Other	48	51

Total Noninterest Income	449	631

Noninterest expenses
Salaries and employee benefits	1,050	1,012
Stock option compensation expense	810	—
Occupancy	144	126
Equipment and data processing	117	113
Other	423	409

Total Noninterest Expense	2,544	1,660

Income before income taxes	(478)	252
Income tax expense	(262)	58

Net Income	$(216)	$194

Comprehensive Income	$147	$277

Per share data
Earnings per share	$(.13)	$.12
Earnings per share, assuming dilution	(.13)	.11

See accompanying notes.

FIRST SHARES BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2004 and 2003
(Unaudited)
(Dollar amounts in thousands)

	2004	2003
Cash flows from operating activities
Net income (loss)	$(216)	$194
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	103	83
Provision for loan losses	45	110
Discount (accretion) and premium amortization	36	88
(Gain) loss on sale of securities	(8)	(91)
Amortization of intangible assets	11	10
Stock option expense	810	—
FHLB stock dividend	(35)	—
Increase in cash surrender value of life insurance	(50)	(29)
Changes in assets and liabilities:
Loans held for sale	(883)	4,720
Interest receivable and other assets	(174)	35
Interest payable and other liabilities	90	4

Net cash from operating activities	(271)	5,124

Cash flows from investing activities
Proceeds from sales, maturities, calls and pay downs of securities available for sale	5,076	10,006
Purchases of securities available for sale	(13,823)	(22,067)
Loans made to customers net of payments received	(3,102)	(2,976)
Premises and equipment purchases	(45)	(403)

Net cash from investing activities	(11,894)	(15,440)

Cash flows from financing activities
Change in deposit accounts	24,961	19,664
Change in repurchase agreements	(1,291)	(118)
Proceeds from Federal Home Loan Bank advances	—	2,000
Payments on Federal Home Loan Bank advances	(5,000)	(5,700)
Change in Federal Funds Purchase	(516)	(2,245)
Payments on note payable	(75)	(50)
Shares issued under equity contracts	100	—

Net cash from financing activities	18,179	13,551

Net change in cash and cash equivalents	6,014	3,235

Cash and cash equivalents at beginning of period	2,983	5,348

Cash and cash equivalents at end of period	$8,997	$8,583

See accompanying notes.

FIRST SHARES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004
(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of First Shares Bancorp, Inc. (the Company) and its wholly owned subsidiary, First Bank (the Bank). The significant accounting policies followed for interim financial reporting are consistent with the policies followed for annual reporting. The consolidated interim financial statements have been prepared according to accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-QSB. The interim statements do not include all information and footnotes normally included in the annual financial statements. It is the opinion of management that all adjustments necessary for a fair presentation of the results for the reporting period have been included in the accompanying consolidated financial statements and all adjustments are of a normal recurring nature. Certain prior period information may be reclassified to conform to the 2004 presentation.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. Except for 90,000 options subject to modification agreements (see Note 7), stock-based compensation cost is not reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2004	2003
Net income as reported	$(216)	$194
Add: Stock based compensation expense recognized under the intrinsic method, net of tax	489	—
Deduct: Stock-based compensation expense determined under fair value based method	(534)	(6)

Pro forma net income	(261)	188

Basic earnings per share as reported	(.13)	.12
Pro forma basic earnings per share	(.16)	.12

Diluted earnings per share as reported	(.13)	.11
Pro forma diluted earnings per share	(.16)	.11

FIRST SHARES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004
(Dollar amounts in thousands, except per share data)

NOTE 2 – SECURITIES

The fair values of securities available for sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
March 31, 2004
U.S. Treasury and government agency securities	$20,501	$92	$(101)
Obligations of states and political subdivisions	10,208	172	(67)
Other securities	1,796	5	(153)
Mortgage backed securities	6,172	—	(20)

	$38,677	$269	$(341)

December 31, 2003
U.S. Treasury and government agency securities	$17,336	$37	$(434)
Obligations of states and political subdivisions	9,665	68	(229)
Other securities	2,336	6	(121)
Mortgage backed securities	20	—	—

	$29,357	$111	$(784)

NOTE 3 — LOANS

Total loans are comprised of the following:

	March 31,	December 31,
	2004	2003
Commercial	$28,130	$29,073
Commercial Real Estate	27,541	22,518
Residential Real Estate	38,173	38,228
Construction	14,893	16,799
Consumer	26,977	26,351

Subtotal	135,714	132,969
Less: Allowance for loan losses	(1,622)	(1,513)

	$134,092	$131,456

FIRST SHARES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004
(Dollar amounts in thousands, except per share data)

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	2003	2003
Balance, January 1	$1,513	$1,386
Provision charged to operations	45	110
Loans charged off	(65)	(43)
Recoveries	129	5

Balance, March 31	$1,622	$1,458

NOTE 5 – BORROWINGS

The Bank has advances from the Federal Home Loan Bank. Advances were as follows:

Maturity Date	Interest Rate	March 31, 2004	December 31, 2003
March 15, 2004	1.11%	$—	$5,000
March 7, 2005	1.89%	2,000	2,000
January 23, 2006	4.73%	1,000	1,000
December 27, 2010	5.30%	1,000	1,000
March 7, 2011	4.75%	1,000	1,000

		$5,000	$10,000

The advances are collateralized by first mortgage loans under a blanket lien arrangement.

The Company maintains a note payable with a financial institution. The outstanding balance at March 31, 2004 and December 31, 2003 was $1,125 and $1,200, respectively. The outstanding balance accrues interest at prime minus .50% (the interest rate was 3.50% at March 31, 2004). The note requires monthly principal payments of $25 plus interest. Scheduled annual principal reductions over the next four years are $300 per year through 2007. The note matures March 1, 2008 and is secured by Bank stock and other assets of the Company.

During the first quarter of 2002, the Company initiated a public offering of Debentures and Stock Purchase Contracts. The Company raised $5,000 with the offering closing during the third quarter of 2002. Capitalized costs in connection with the offering totaled $661. The Debentures are unsecured and subordinated, have a term of approximately 8 years, and accrue interest at 8% per annum payable quarterly in arrears. The Debentures mature on July 1, 2011, but are redeemable by the Company at any time prior to their maturity. The stock purchase contracts require a purchaser to buy common shares of the Company at $6.67 per share on January 1, 2011. A purchaser may elect to purchase the common shares of the Company at any time prior to that date at the same price per share. The Stock Purchase Contracts will be

FIRST SHARES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004
(Dollar amounts in thousands, except per share data)

NOTE 5 – BORROWINGS (continued)

cancelled in the event the Debentures are redeemed. Proceeds of $3,000 were contributed to the Bank to support growth. The Debentures qualify as part of total capital for the Company’s regulatory capital requirements. See Note 7 regarding pending merger and the effect on the Debentures.

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding during the period. A reconciliation of the numerators and denominators used to compute earnings (loss) per share is presented below:

	March 31,	March 31,
	2004	2003
Earnings (loss) per share
Net income (loss)	$(216)	$194

Weighted average shares outstanding	1,608,255	1,579,162

Earnings (loss) per share	$(.13)	$.12

Earnings (loss) per share assuming dilution
Net income (loss)	$(216)	$194
Add: interest expense, net of tax, assuming conversion of debentures	—	74

	$(216)	$268

Weighted average shares outstanding	1,608,255	1,579,162
Add: effect of assumed stock options exercised, if dilutive	—	71,401
Add: convertible debentures, if dilutive	—	750,000

Weighted average and dilutive potential shares outstanding	1,608,255	2,400,563

Earnings (loss) per share assuming dilution	$(.13)	$.11

In 2004, stock options for 156,250 shares and stock purchase contracts for 717,000 shares were not considered in computing diluted earnings per share because they were anti-dilutive.

NOTE 7 – PENDING MERGER

On March 10, 2004, the Company signed a definitive agreement to merge with Lincoln Bancorp, Plainfield, Indiana. Per the terms of the agreement, shareholders of the Company will receive .75 shares of Lincoln Bancorp stock or $14.80 cash per share of Company stock, with at least 50% of the total consideration paid to be in the form of shares of Lincoln Bancorp stock. The

FIRST SHARES BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004
(Dollar amounts in thousands, except per share data)

NOTE 7 – PENDING MERGER (continued)

transaction is subject to shareholder and regulatory approval, and is expected to close during the third quarter of 2004.

In connection with the merger, the Company announced its intention to redeem its debentures and cancel its stock purchase contracts on May 7, 2004 (see Note 5). Under the terms of the agreement, the holders of the stock purchase contracts will have until May 7, 2004 to exercise the contracts by surrendering the related debentures as payment of the exercise price. To the extent stock purchase contracts are not exercised, the Company will redeem the related debentures, which will reduce the Company’s regulatory capital. Debentures redeemed by the Company will be subject to a redemption premium of 7%, with a 1% cancellation fee for the related stock purchase contract, and unamortized debt issuance costs related to any debentures redeemed will be expensed upon redemption (these costs totaled $529 at March 31, 2004). Approximately $100 of debentures were redeemed and subject to the redemption premium which totaled $7.

Subsequent to the end of the quarter, the conversion of the debentures was completed through the exercise of the stock purchase contracts by May 7, 2004. Remaining debt issue costs of $515 were transferred to additional paid in capital upon completion of the conversion.

Additionally the Board of Directors approved extending the expiration date of 90,000 options with an exercise price of $5.49 from May 2004 to May 2009. With the modification agreement, a new measurement date was established and expense of $810 was recognized in the first quarter of 2004.

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

Results of Operations for the Three-Month Periods Ended March 31, 2004 and 2003

Net Income

During 2003, we focused on increasing earnings, continued growth in loans and deposits, and increasing market share. For 2004, we will continue our focus on earnings and growth. We reported net loss for the three months ended March 31, 2004 of $(216,000) or $(.13) per share compared to income of $194,000 or $.12 per share for the same three months in 2003. Return on average assets (ROA) for 2004 was (.46)% compared to .48% for 2003 on an annualized basis, while return on average equity (ROE) was (9.32)% compared to 8.84% for the same period last year, also on an annualized basis. The loss in earnings is the result of a charge for stock option compensation expense which was recognized as stock option grants were amended and is further discussed in noninterest income and expense.

Net Interest Income

Net interest income is the difference between interest and fees realized on interest earning assets and interest paid on interest bearing liabilities. The net interest margin is this difference expressed as a percentage of average earning assets.

For the three months ended March 31, 2004, net interest income totaled $1.7 million, representing a $271,000 or 19.5% increase over the same period for 2003. This increase in net interest income was volume driven as the rates on both interest earning assets and interest bearing liabilities continued to decline.

Interest income through March 31, 2004 increased $184,000 compared to 2003. Most of the increase in interest income is attributed to the growth in volume as the declining rate environment of 2003 continued into 2004. Average investments, including securities and federal funds sold, were $35.7 million in 2004, down by $402,000 from 2003’s $36.1 million level, a decrease of 1.1%. The average loan balance showed solid growth, increasing from $115.8 million in 2003 to $135.6 million in 2004, an increase of $19.9 million or 17.2%. While the increased volume of earning assets helped to contribute to growth in interest income, the continued lower interest rate environment partially eroded interest income with the average yield, on a fully tax equivalent basis, decreasing to 6.00% in 2004 from 6.29% in 2003.

Interest expense year to date in 2004 decreased $87,000, or 9.2% compared to 2003. The decrease was primarily attributed to the lower interest rates paid on interest-bearing deposits. Average deposit balances continued to demonstrate growth increasing from $122.6 million to $143.3 million. Other borrowings interest expense remained relatively stable as average balances increased slightly. Average other borrowings increased $180,000, with expense increasing by $1,000. The average cost of all interest bearing liabilities was 2.16% in 2004 compared to 2.73% in 2003.

With the cost of funds declining more than the yield on earning assets, the net interest margin improved. Through March 31, 2004, the net interest margin was 3.98%, compared to 3.78% for 2003.

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

The provision for loan losses was $45,000 for the first three months of 2004 compared to $110,000 in 2003 and the allowance totaled $1.6 million at March 31, 2004 compared to $1.5 million at December 31, 2003. Nonperforming loans have decreased $425,000 to $271,000 since year-end. Through the first three months of 2004, we reported a net recovery of $64,000, compared to net charge-offs of $38,000 for the same period last year. With the reduction in nonperforming loans and net recovery recognized in the first quarter, we reduced our provision expense. The allowance for loan losses at the end of March 2004 was $1.6 million, or 1.18% of total loans, compared to $1.5 million, or 1.13% of total loans at year-end.

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

Noninterest Income and Expense

Noninterest income decreased $182,000, or 28.8% to $449,000 for 2004 compared to $631,000 for the same period in 2003. The majority of the decrease in other income can be attributed to mortgage banking activity which declined 37.1% as activity in this area slowed as interest rates stabilized from the historically low interest rates experienced in 2003. The sale of securities available for sale also only generated gains of $8,000 for the first quarter of 2004 compared to $91,000 for the same period in 2003. Service charges on deposit accounts increased by $14,000 or 13.1% rising from $107,000 for the first three months of 2003 to $121,000 for the same period in 2004. Earnings on the cash surrender value of life insurance increased by 72.4% or $21,000 for the first the quarter of 2004 compared to 2003. This increase is due to the purchase of $2 million in life insurance on key employees.

Noninterest expense rose with an increase of $884,000 or 53.3%, reaching $2.5 million for the first three months of 2004 as compared to $1.7 million for the same period in 2003. The primary factor contributing to the increase in noninterest expense is an $810,000 charge against earnings for stock option compensation expense. Stock option grants for 90,000 shares were set to expire in May 2004. With the pending merger, the Board of Directors approved extending the options’ expiration to May 2009, which is consistent with the terms of the stock option plan. The modification of the original grant terms resulted in a new measurement date, with expense recognized based on the difference between the exercise price and the fair value of the shares as of the new measurement date. Since the awards are fully vested, the full amount of the expense was recognized in the first quarter. Occupancy costs for the first three months of 2004 were up 14.2% or $18,000 over the same period of 2003. This is the result of opening our new Franklin office during the fourth quarter of 2003. Other expense experienced an increase, growing $14,000 or 5.4% for the first three months of 2004. This increase is attributed to Nasdaq fees and transfer agent fees.

Income Taxes

A tax benefit of $262,000 was recorded for the first three months of 2004, due to the loss recorded in the first quarter. This is the result of the one time charge to earnings for the stock option compensation expense. For 2003, we recorded tax expense of $58,000 for the first quarter.

FINANCIAL CONDITION

Total assets were $195.0 million at March 31, 2004 compared to $175.8 million at year-end 2003, an increase of $19.2 million or 10.9%. Increased loan and securities totals were funded primarily by increased deposits.

Securities

Securities are designated as available for sale. With the influx of deposits, investments in securities increased nearly $9.3 million with approximately $6.2 million of purchases in the first quarter comprised of mortgage backed securities. The portfolio remains largely comprised of government agency issues and state and political subdivision securities.

Loans

Total loans, including loans held for sale, increased $3.6 million or 2.7% from year-end 2003 to March 31, 2004. Loan growth occurred primarily in the commercial real estate area. Commercial real estate loans grew by 22.3% or $5.0 million in total from December 31, 2003 to March 31, 2004 and comprised 20.3% of our portfolio at the period end. Growth in this segment was attributed to the continued focus upon the Greenwood area, and further penetration in our market areas.

Residential mortgage loans comprise the largest single segment of our loan portfolio. From year-end 2003 to March 31, 2004, residential mortgages remained relatively stable at $38.2 million. At period end 2004, loans held for sale, which are carried at the lower of cost or fair value, totaled $1.6 million, rising from the year-end total of $699,000. All loans are sold servicing released. Mortgage banking provides our customers with a wider array of mortgage loan products.

Consumer loans totaled $27.0 million at March 31, 2004, increasing $626,000 or 2.4% from year-end. The indirect loan market remains strong, with relationships maintained with local auto and recreational vehicle dealers providing this segment with strong growth opportunities. Underwriting standards for indirect loans are consistent with the standards applied to direct loans in an effort to maintain strong asset quality.

Deposits and Other Borrowings

Total deposits increased $25.0 million or 17.5%, from year-end 2003 to March 31, 2004 primarily in the area of public funds. Noninterest-bearing deposits increased to $17.6 million from $14.9 million. At March 31, 2004, $60.6 million or 56.7% of our time deposits had balances greater than $100,000. The average balance of time deposits issued in amounts greater than $100,000 totaled $54.8 million for the first quarter of 2004, compared to $41.2 million for the first quarter of 2003, representing 54.3% and 48.8% of total average time deposits in each period.

While deposits have funded a significant portion of our growth, we have also obtained funding from the Federal Home Loan Bank (FHLB). The advances from the FHLB have fixed interest rates, which range from 1.89% to 5.30% at March 31, 2004 and mature between March 2005 and March 2011. With the growth in deposits, we have reduced our other borrowings. Additionally, we have a note payable and debenture at the holding company level, with a significant portion of these proceeds contributed to First Bank to support continued growth. We have called the debentures and reduced this debt by $120,000 from the conversion of the debt to stock. Since the end of the quarter, we have completed our conversion of the debentures as of May 7, 2004.

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

At March 31, 2004, our Tier 1 risk-based capital, total risk-based capital and leverage ratios for the Bank were 9.56%, 10.60% and 8.01%, levels which meet the regulatory guidelines of “well capitalized.” Our Tier 1 risk-based capital, total risk-based capital and leverage ratios at the consolidated level were 6.52%, 10.67%, and 5.51%, levels which meet the regulatory guidelines of “well capitalized.”

At December 31, 2003 our Tier 1 risk-based capital, total risk-based capital and leverage ratios for the Bank were 9.82%, 10.83% and 8.43%, levels which meet the regulatory guidelines of “well capitalized.” The consolidated ratios for risk-based capital, total risk-based capital and leverage ratios were 6.52%, 10.67%, and 5.51%, levels which meet the regulatory guidelines of “well capitalized.”

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

At March 31, 2004, we had a negative one-year interest rate gap of 35.5% of interest earning assets. This compares to a negative 26.1% gap at December 31, 2003.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         a.) Exhibits

2	Agreement and Plan of Reorganization dated March 10, 2004, among First Shares Bancorp, Inc., First Bank, Lincoln Bancorp and Lincoln Bank, incorporated by reference from Exhibit 2 to the Current Report on Form 8-K filed by First Shares Bancorp, Inc. on March 15, 2004.

3.1	Articles of Incorporation of First Shares Bancorp, Inc. and amendments, incorporated by reference from Exhibit 3.1 to the Registration Statement on Form SB-2 of First Shares Bancorp, Inc., file no. 333-31520, as amended (the “2000 Registration Statement”).

3.2	Bylaws of First Shares Bancorp, Inc., incorporated by reference from Exhibit 3.2 to the 2000 Registration Statement.

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

         b.) Reports on Form 8-K

February 19, 2004	Report of Annual Profits for 2003

March 15, 2004	Announcement of Agreement and Plan of Reorganization among First Shares Bancorp, Inc., First Bank, Lincoln Bancorp and Lincoln Bank

March 15, 2004	Press Release Concerning Redeemable Subordinated Debentures

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SHARES BANCORP, INC.
Date: May 17, 2004	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief Executive Officer

Date: May 17, 2004	By:	/s/ Kimberly B. Kling
Kimberly B. Kling
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)